Form 10-Q
period 2009-03-31
Andina Group Inc.
filed 2009-05-20
CIK 1419260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

THE ANDINA GROUP, INC.

(Name of Small Business Issuer in its Charter)

Nevada	333-148967	20-1445018
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

179 South 1950 East, Layton UT 84040

 (Address number principal executive offices)

((801) 558-2110

(Issuer’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☑  No ☐; and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No  ☑

As of May 1, 2009, the registrant had 6,146,600 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition - Plan of Operation

11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

15

Item 4T.  Controls and Procedures

15

PART II – OTHER INFORMATION

16

Item 1.  Legal Proceedings.

16

Item 1A.  Risk Factors

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

20

Item 3.  Defaults Upon Senior Securities

20

Item 4.  Submission of Matters to a Vote of Security Holders.

20

Item 5.  Other Information.

20

Item 6.  Exhibits.

20

SIGNATURES

21

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

Balance Sheets

4

Statements of Operations for the Three and Nine Months ended

March 31, 2009 and 2008 and for the period June 17, 2004

(Inception) to March 31, 2009

5

Statements of Cash Flows for the Nine Months Ended

March 31, 2009 and 2008 and for the period June 17, 2004

(Inception) to March 31, 2009

6

Notes to Financial Statements

7

THE ANDINA GROUP, INC.

A Development Stage Company

BALANCE SHEETS

	March 31, 2009	June 30, 2008
	(Unaudtied)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$-	$5,932
Accounts Receivable	5,000	-
Total Current Assets	5,000	5,932
Total Assets	$5,000	$5,932

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$10,201	$5,827
Total Current Liabilities	10,201	5,827
Total Liabilities	10,201	5,827

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock
10,000,000 shares authorized at $.001 par value;	-	-
none outstanding
Common Stock
50,000,000 shares authorized at $.001 par value;
6,146,600 issued and outstanding at March 31, 2009	6,147	6,147
Capital in excess of par value	106,110	106,110
Accumulated Deficit	(117,458)	(112,152)
Total Stockholders' Equity (Deficit)	(5,201)	105

Total Liabilities and Stockholders' Equity	$5,000	$5,932

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

A Development Stage Company

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended March 31, 2009 and 2008 and the

Period June 17, 2004 (Inception) to March 31, 2009

(Unaudited)

					From
					June 17, 2004
	Three Months Ended		Nine Months Ended		(Inception)
	March 31,	March 31	March 31,	March 31,	To March 31,
	2009	2008	2009	2008	2009

REVENUES
Services	$6,420	$14,500	$30,620	$14,500	$57,000
Services- related parties	-	3,000	-	11,000	33,275
	6,420	17,500	30,620	25,500	90,275
EXPENSES
Sales and Administrative	2,887	13,688	35,926	22,071	207,733

NET INCOME/(LOSS)	$3,533	$3,812	$(5,306)	$3,429	$(117,458)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$0.00	$0.00	$(0.00)	$0.00

AVERAGE OUTSTANDING SHARES
(stated in 1,000's)
Basic	6,417	6,417	6,147	6,417
Dilutive	6,417	6,417	6,147	6,147

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

A Development Stage Company

STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31, 2009 and 2008 and for the

Period June 17, 2004 (Inception) to March 31, 2009

(Unaudited)

			From
			June 17,2004
			(Date of
	For the Nine Months Ended		Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009

Cash Flows from Operating Activities:
Net Income/(Loss)	$(5,306)	$3,429	$(117,458)
Adjustments to reconcile net income/ (loss) to net cash
provided by operating activities
Capital stock issued for services	-	-	2,000
(Increase) decrease in accounts receivable	(5,000)	-	(5,000)
Increase (decrease) in accounts payable	4,374	5,872	10,201
Net Change in Cash from Operations	(5,932)	9,301	(110,257)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Contributions to Capital	-	-	10,657
Proceeds from issuance of common stock	-	-	99,600
Cash Flows from Financing Activities	-	-	110,257

Net Change in Cash	(5,932)	9,301	-
Cash at Beginning of Period	5,932	8	-
Cash at End of Period	$-	$9,309	$-

Non Cash Flows
Issuance 6,010,000 common shares for services 2004-2005			2,000

The accompanying notes are an integral part of these financial

THE ANDINA GROUP, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

1.

ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on June 17, 2004 with authorized common stock of 50,000,000 shares with a par value of $.001 and 10,000,000 preferred shares with a par value of $.001. None of the preferred shares have been issued and the terms have not been established.

The Company is in the business of offering integrated multi-media promotional services to small network marketing organizations and other small businesses to promote sales of their products or services. The Company assists them in using marketing tools such as public relations as well as developing and utilizing such services as advertising, direct mail, electronic communication, and promotions to increase product and service awareness.  The Company offers quality marketing strategies and services for their business along with marketing support services, such as ad design, ad placement strategies, advertising sales, website development, marketing plans, focus groups, and media buying

The company has not reached full operations and is in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On March 31, 2009 the Company had a net operating loss available for carry forward of $117,458. The income tax benefit of approximately $36,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future.  The net operating loss will expire starting in 2024 through 2029.

THE ANDINA GROUP, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2009

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided. Through December 31, 2007, the Company’s revenues were derived from a related party, KAATN of Wyoming, a company controlled by the Company’s sole officer/director, Burke Green. The Company is paid for each service it provides to KAATN at a rate that is usual in the industry and the same as what the Company charges its other clients. During the year ended June 30, 2008, KAATN was responsible for 32% of the Company’s revenues; during the nine-months ended March 31, 2009 no revenues were derived from KAATN.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were assumed in preparing these financial statements.

THE ANDINA GROUP, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2009

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  CAPITAL STOCK

From its inception the Company has issued 6,010,000 private placement common shares for services valued at $2,000 and 136,600 private placement common shares for cash of $99,600.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer/directors own 81.38% of the outstanding common capital stock and have made contributions to capital of $10,657.

5.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective, through short term related party loans, long term financing, and additional equity funding, which will enable the Company to operate for the coming year. In addition, Mr. Burke Green, the Company’s sole officer/director has indicated his willingness to contribute funds, if necessary to support operations, if not available from another source.

THE ANDINA GROUP, INC.

A Development Stage Company

NOTES TO THE FINANCIAL STATEMENTS (Continued)

March 31, 2009

5.  GOING CONCERN - Continued

Management has not pursued its business plan aggressively to date. And, even though revenues have now increased due to Management’s recent efforts to secure new clients, expenses have also increased to point that they have exceeded revenues.  The Company recorded net income of only $3,533 during the recent quarter ended March 31, 2009 and a loss of $5,306 for the nine-month period then ended. Management has an immediate need for cash and must increase cash flows from operations significantly. The Company must pursue its niche market more aggressively while at the same time pursuing other small business marketing opportunities.

In light of the Company’s deteriorating financial condition, Management has determined that the following twelve month operating plan will mitigate the effects of the uncertainty of its continuation as a going concern:

•

Increase cash flows by increasing client base – the Company began this effort in the quarter ended March 31, 2008 and will continue this throughout the next 12 months

•

Analyze the effectiveness of the various marketing services performed for KAATN, the Company’s sole client through December 2007 and utilize results, if positive, to (1) attract additional network marketing clients; and (2) adjust services offered this niche market based on the results – began this process and will implement the findings during the next six months;

•

Expand the market to include more small businesses as the opportunity allows; began this in the quarter ended March 31, 2008 and will continue this more aggressively during the next 12 months;

•

Develop more long term and/or repeat relationships with clients;

•

Analyze results of operations quarterly to compare revenues from multi-level marketing clients to revenues from general small business clients and adjust marketing strategy accordingly; and

•

Reduce operating expenses where possible

Item 2.  Management’s Discussion and Analysis of Financial Condition - Plan of Operation

Executive Overview

We were founded in 2004. We have had only limited revenues and have operated at a loss.  We provide multi-media marketing services to small business and network marketing groups. Management intends to focus on this relatively small market in hopes our business will grow as this particular segment grows.  We will continue to provide services for other small businesses when and if the opportunity arises.

Market Focus

The determination to concentrate our business on network marketers was based on Management’s belief this focus could ultimately result in more and regular clients if we can manage to grow with the respective distributor networks. We also considered that our president has experience in that industry as a former network marketer making him better qualified to serve that market segment as well as other network marketers, rather than small businesses in general.  A third factor in this decision is Management’s belief that competition will be less intense than for business in the broader small business arena if we specialize in and capture this relatively small market niche where we will be able to rely more heavily on referrals, reputation, and word-of-mouth to increase business.  However, Management also provides marketing services to small businesses as the opportunity arises and will remain flexible and open to all small business marketing opportunities.

Decision to “Go Public”

During 2007, despite the anticipated increase in professional costs, management also made the determination to go public.   Management believes it is the best opportunity to position The Andina Group to raise additional funds for both operations and business expansion, which outweighs the increased costs and burdens placed on our cash flows. Our private investors had no influence on the decision. Our Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on April 8, 2009. Management does not have any intention of engaging in a reverse merger or similar transaction with another party now or in the foreseeable future.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

Results of Operations for Three and Nine Months Ended March  31, 2009 and 2008

The following discussions are based on the financial statements for the three and nine months ended March 31, 2009  (“MAR2009”) and March 31, 2008 (“MAR2008”). The discussions are summary and should be read in conjunction with the financial statements and notes included in this report.

 Comparison of March 31, 2009 and 2008 Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues	$6,420	$17,500	$30,620	$25,500
Sales and Administrative Expenses	2,887	13,688	35,926	22,071
Operating Income (Loss)	3,533	3,812	(5,306)	3,429
Net Income (Loss)	3,533	3,812	(5,306)	3,429
Net Income (Loss) per Share	0.00	0.00	(0.00)	0.00

Revenues

Revenues are generated by marketing services provided to our clients and are recognized as earned at the time the services are provided.   Services are provided, and fees negotiated on an individualized per job basis usually at prices normal and usual in the industry. We do not have service contracts with clients but perform services in accordance with the clients’ needs and budget.

Revenues three-months ended MAR2009 and MAR2008:  We had $6,420 in revenues during our third quarter ended MAR2009 and $17,500 in revenues during our third quarter ended MAR2008. During MAR2009 all revenues were from 2 non-related party clients.  During our third quarter ended MAR2008 our revenues were derived from 4 clients one of whom was a related-party. The related party, KAATN of Wyoming, was responsible for $3,000 in revenues in that period. KAATN is a network marketing company controlled by our sole officer/director, Burke Green. KAATN markets a health juice product called MonaVie. Our revenue stream from KAATN, however was not tied to the MonaVie compensation structure which is based on multi-level product sales.

Revenues nine-months ended MAR2009 and MAR2008: Revenues during our nine month period ended MAR2009 were $30,620 and were derived from four non-related party clients.  Revenues during the same nine-month period in MAR2008 were $25,500 from four clients of which 43% or $11,000 were received from a single related party client, KAATN of Wyoming, a company controlled by our sole officer/director, Burke Green.

Our revenues from KAATN, and our new clients, are based on individual services performed. We have not derived any revenues from KAATN since December 2007 and do not know if we will provide additional services to KAATN in the future.

Expenses/Loss from Operations

Three months ended MAR2009 and MAR2008: Our general and administrative expenses of $2,887during our third quarter MAR2009 are significantly lower than the $13,688 we spent in the comparable quarter last year.  Income from operations however was nearly the same, $3,533 for the three months ended MAR2009 compared to $3,812 in MAR2008; higher revenues for last year’s third quarter were sufficient to offset the higher expenses.  Expenses during our third quarter this year included marketing costs of $139 compared to a little over $3,500 in marketing expenses in the same period in MAR2008. Legal, accounting and professional fees mostly associated with our registration process were approximately $2,877 during the three months ended MAR2009 compared to $5,800 last year. We also had $2,800 in travel expenses during MAR2008, which we did not incur in this year’s third quarter MAR2009.

Nine months ended MAR2009 and MAR2008: During our nine-months ended MAR2009 our general and administrative expenses were $35,926 considerably more than the $22,071 we spent in the comparable nine-month period of last year.  This resulted in $5,306 loss from operations in the nine months ended MAR2009 compared to income from operations of $3,429 in the nine months ended MAR2008; decreased spending during the current third quarter was not sufficient to offset decreased revenues over the three and nine month periods.

Expenses during the nine months ended MAR2009 include: marketing costs of $16,690 which were mostly incurred during the first six months, travel expenses of $1,272 and professional fees of $15,201.  Professional fees consisted of legal and accounting of approximately $7,600 and consulting and other professional fees of approximately $7,600. Consulting fees were paid to MBBB, Inc., a non-related party.  Comparatively, expenses in the nine months ended MAR2008 consisted of marketing costs of $4,221, consulting fees of $6,500, travel expenses of nearly $3,000, and professional fees of $5,800 which were mostly associated with legal and accounting related to our registration statement.  In addition, advertising cost us $600. Marketing expenses consist of all marketing related expenditures except direct costs paid out for signs, print or radio advertising, brochures and material distributed to the public which are categorized as advertising.  Overall, marketing costs were higher this year especially during the first six-months as Management made a concentrated effort to market our services and increase revenues.

We expect our legal and accounting fees to remain the same or higher in the next fiscal year now that our registration statement is effective and we continue to comply with various SEC rules and reporting requirements.

Net Loss

We had net income of $3,533 during the third quarter MAR2009 although we suffered a net loss of $5,306 in the nine month period ended; comparatively we had net income of $3,812 for the three months ended MAR2008 and  $3,429 for the nine months ended MAR2008.

Balance Sheet Information

The chart below presents a summary of our balance sheet at June 30, 2008 and March31, 2009:

	March 31, 2009	June 30, 2008
Cash	$-	$5,932
Total Current Assets	5,000	5.932
Total Assets	5,000	5,932
Total Current Liabilities	10,201	5,827
Accumulated Deficit	(117,458)	(112,152)
Total Stockholders Equity (Deficit)	(5,201)	105

We had $5,932 in cash as of June 30, 2008 and liabilities of $5,872 consisting mostly of accounts payable due to professionals for legal and accounting.  We had $5,000 in assets as of March 31, 2009, which consisted of accounts receivables of $5,000. Our liabilities increased from $5,827 at our year end to $10,201 at the nine months ended MAR2009 most of which are due to professionals for legal and accounting.

Commitment and Contingencies

We have no leases in place.

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

Cash Flows and Capital Resources

Our revenues have not reached a level to support our operations nor provide for additional business development and expansion. Net cash used by operating activities was $62,616 during our year ended June 30, 2007 compared to cash provided by operations this year of $5,924 in our year ended June 30, 2008. During our nine-months ended March 31, 2009, operations used $5,932.  Our primary sources of capital during our last three years are as follows:

▪

During our nine months ended March 31, 2009, we had no financing or investing activities and our expenses exceeded our revenues. Revenues, however, along with available cash provided sufficient cash to operate the business during the period.

▪

During our fiscal year ended June 30, 2008 we had no financing activities; cash flows from operations generated sufficient income to operate our business during the year.

▪

During fiscal year ended June 30, 2007, operating losses of $62,616 far exceeded our cash flows from operations of $21,000. We funded our losses through a private placement of our common stock which provided us with proceeds of $62,600..

▪

During our fiscal year ended June 30, 2006, we funded our losses through a private placement of our common stock which provided us with proceeds of $30,000. We also had capital contributions from our former president of $5,255.

Our Plan of Operation for the Next Year

We have incurred losses since inception and have an accumulated deficit at March 31, 2009 of $117,458. We have no cash, $5,000 in receivables, and a small number of clients. At our current estimated burn rate of $7,000 to $9,000 per month, we do not have sufficient cash to fund our operations and pursue business development and expansion.

We have an immediate need for cash to fund operations. During the next twelve months we must find ways to reduce our operating expenses and increase cash flows.  The “going public” process placed additional burdens on our cash flows in the form of professional fees especially due to our principal financial and accounting officer’s lack of experience in those positions which forces him to seek outside accounting services. Outside accounting services are responsible for reviewing and analyzing the completeness of the accounting information provided by our CFO and then compiling it into a financial statement prior to submission to our independent public accountant for review. We anticipate professional fees will cost us approximately $5,000 - $7,000 per quarter. In addition, these increased fees have not been relieved now that we are public because we continue to require assistance to comply with our reporting obligations under the 1934 Act.

Management has not pursued its business plan aggressively to date.  And, even though revenues have now increased due to Management’s recent efforts to secure new clients, our expenses have also increased to point that they have exceeded our revenues. . We recorded net income of  $3,533 during the recent quarter ended March 31, 2009 and a net loss of $5,306 for the nine-month period then ended. Management has an immediate need for cash and must increase our cash flows from operations significantly. We must pursue our niche market more aggressively while at the same time pursuing other small business marketing opportunities. In light of our deteriorating financial condition, Management has determined that it is critical that we:

•

Increase cash flows by increasing our client base - we began this effort in the quarter ended March 31, 2008 and will continue this throughout the next 12 months

•

Analyze the effectiveness of the various marketing services performed for KAATN, our sole client through December 2007 and utilize results, if positive, to (1) attract additional network marketing clients; and (2) adjust services offered this niche market based on the results – we have begun this process and will implement our findings during the next six months;

•

Expand our market to include more small businesses as the opportunity allows; we began this in the quarter ended March 31, 2008 and will continue this more aggressively during the next 12 months;

•

Develop more long term and/or repeat relationships with clients;

•

Analyze results of operations quarterly to compare revenues from multi-level marketing clients to revenues from general small business clients and adjust our marketing strategy accordingly; and

•

Reduce operating expenses where possible

Management does not know if it will be successful in these efforts especially in light of the current economic slowdown.  And, as a result, Management cannot say if it will be successful in generating sufficient cash flows to support its operations over the next 12 months. Therefore, we may seek other means of funding our operations although management has not determined at this time how much money it will need to raise.  We could attempt to receive loans from either related parties such as shareholders or directors, or we could receive loans from unrelated third parties. However, there are no written agreements with any party regarding loans or advances. If these parties do provide loans or advances, we may repay them, or we may convert them into common stock. We do not, however, have any commitments or specific understandings from any of the parties or from any individual, in writing or otherwise, regarding any loans or advances or the amounts.

Management also anticipates that additional capital may also be provided by private placements of our common stock.  We would issue such stock pursuant to exemptions provided by federal and state securities laws.  The purchasers and manner of issuance would be determined according to our financial needs and the available exemptions. We do not intend to do a private placement of our common stock at this time.

At this time, we have no commitments from anyone for financing of any type nor have we had any discussions with any party regarding the same nor have we planned any private placement or public offering of our common stock.  Mr. Burke Green, our sole officer/director has indicated his willingness to contribute funds, if necessary to support operations, if not available from another source; however, there is no formal written agreement with Mr. Green regarding any such contribution nor is there any specific amount that he is obligated or willing to provide.

We have not, however, as of this date, made any significant effort to investigate or secure additional sources of financing.

In addition, neither Andina nor its controlling officer/director/shareholder has any intention of engaging in a reverse merger or similar transaction with another party now or in the foreseeable future

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

The Andina Group, is subject to the following risks:

Risks Related to Our Financial Condition

We have operated on a limited basis since inception and have only recently started increasing our operations which will make it difficult for you to evaluate our financial condition

We were formed June 17, 2004, but have a limited operating history. We began pursuing our business purpose in the last three years and only recently moved out of the development stage. In addition, during much of that period we relied on revenues from only one client, a related party under common control with our sole officer/director. We had no contract with that client and revenues were inconsistent because they had been based on the service needs of that client during any given time period which varied. We did not begin deriving revenues from other clients until the quarter ended March 31, 2008 and do not know how successful we will be in achieving a larger client base. There is no assurance that we will be successful in the development, operation, and profitability of our multi-media marketing business.  It is possible, even likely, we will operate at a loss until our operations expand.  It will therefore be very difficult for you to evaluate the investment potential of our company.

Our cash flows are insufficient to grow our business and we will likely need capital to increase and expand our operations. Additional capital may not be available to us; accordingly, an inability to raise additional funds would limit growth opportunities and could ultimately result in our inability to continue in business.

We have suffered net losses from operations in our 2007 and 2006 fiscal years with only $97 in net income for our 2008 fiscal year. We expect to experience additional losses in the near future.  Although income from operations in the last three quarters has been sufficient to fund our day-to-day operations, it is not sufficient to promote any expansion. Although we have no immediate plans of raising additional capital, we will need to raise additional funds in the future to fund our losses, expand our business, promote more aggressive marketing programs and/or for the acquisition of complementary businesses. The amount of funding we will require has not yet been determined and depends on many factors not the least of which is the amount of revenues we generate, whether or not management will be able to continue to reduce our operating expenses and how aggressively we market our services in the next twelve months.  Our revenues have been inconsistent making it difficult to analyze our cash needs and we have not yet made a determination as to how much additional financing we will need.  In the past we have relied on sales of our common stock to fund operations but may also look to other forms of debt or equity financing. We may also rely on loans from related or non-related parties. The success of raising capital is dependent on:

•

market and economic conditions;

•

our financial condition and operating performance; and

•

investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive for us and we may not be successful in raising additional capital when we need it. The inability to raise capital when needed could result in our inability to continue in business.

We incur substantial costs and expenses to comply with SEC reporting requirements; these costs place a substantial burden on our cash flows and may negatively impact our financial condition

We incur substantial legal and accounting costs associated with compliance with various reporting requirements imposed by the Securities and Exchange Act of 1934. Legal and accounting costs related to financial reporting utilize a relatively high percentage of our cash flows placing a substantial burden on them. If we incur these expenses at a time when cash flows from operations are reduced or unavailable it could force us to postpone or abandon business development or marketing at a critical time or borrow money under unfavorable terms. Our financial condition may be negatively impacted by the costs associated with our reporting requirements

Our auditors have expressed concern as to whether we can continue as a going concern

We are unable to fund our day-to-day operations through revenues alone and we will incur operating losses in the near future while we try to increase our market share and number of clients, or expand our market into other similar areas. We may be unable to increase our revenues sufficiently to achieve profitability. Our auditors have expressed concern as to whether we can continue as a going concern in their report.

Risks Related to our Business

We may not be able to compete successfully because we have little market share and we have identified at least 10 local agencies we must compete with in our efforts to increase our market presence; there are also national and international companies which are well-established and aggressively pursuing business throughout the United States including our geographic locale.

Although management believes we can operate successfully in Utah, Nevada and throughout the United States for a reasonable price, other marketing companies are aggressively pursuing business in our locale and in similar markets.  In our efforts to increase our market presence and achieve additional clientele we will experience competition from several local and regional companies that offer similar services and have substantially greater financial resources, experience and marketing organizations.  We have identified at least ten such firms that we will compete with in our effort to increase our client base. We will also experience some competition from national companies that are well established and aggressively pursuing business throughout the US, including our specific locale. In order to compete, we have chosen to pursue a particular and relatively narrow market which is not limited to a specific locale, that is small businesses especially network marketers. Our ability to compete will depend on our ability to obtain customers by attracting them to our services from that narrow market. Although we do not know if any of our competitors specialize in multilevel/network marketing companies, we are at a competitive disadvantage because we are a small company with limited resources. We may not be able to compete successfully or achieve profits

Our director and officer is inexperienced in the management of public companies and will only devote part time efforts to our business which may not be sufficient to successfully develop it; both this lack of experience and potential conflicts of interest for both time or corporate opportunity could have a negative impact on our growth potential.

The amount of time which our officer and director will devote to the business will be limited. Burke Green will only devote about 25-50% of his time.  Mr. Green has other business interests including his own business, which until the quarter ended March 2008, was our sole source of revenues. The hours he devotes to our business may not be sufficient to fully develop our business or fully manage the reporting requirements of being a public company without outside assistance. In addition, Mr. Green has no experience managing a public company or acting in the capacity of principal accounting or financial officer of a public company and therefore will be heavily reliant on outside services to assist him in all aspects of our financial reporting. This will place additional financial burdens on our company. Furthermore, there exists potential conflicts of interest, including, among other things, time, effort and corporate opportunity involved with participation in other business entities. We have no agreements with our officer and director as to how he will allocate his time to us or how he will handle corporate opportunities.

We have a narrow target market which could negatively impact our growth opportunities and our revenues if we do not successfully capture it, or if we are not sufficiently flexible to adjust our business plan as the need dictates. Failure to achieve a larger client base or adjust or expand our target market could result in a total lack of revenues and the inability to continue operations.

Our current business plan focuses mainly on a narrow target market, small businesses especially independent distributors of network marketing companies and start-up enterprises. Our success will be directly tied to both the success of the respective products in the marketplace as well as the success and growth of the individual distributors and/or small business. If the product(s) or service(s) fail to succeed or if we fail to sell our service to the network marketing distributors, both our revenues and our growth opportunities will be negatively impacted.  We currently do not have sufficient cash flows from operations derived from our market niche and may never have sufficient growth opportunities from it.  Lack of cash flows could prohibit us from continuing our business operations

We are dependent on limited number of clients to provide revenues in any given quarter; we do not have any long-term agreements or contracts, written or otherwise, with any of our clients regarding our services; the loss of our clients’ business could result in a total lack of revenues unless we are able to continually attract additional clients.

We have provided services to a limited number of clients during the last 12 months. We do not have written contracts with any of these clients. We will continue to seek new and additional clients. With minimal clientele and no long-term arrangements or agreements with those clients, our future operations could be seriously affected especially if we fail to continue to secure additional and new clients. This could result in a total lack of revenues and would negatively impact our cash flows.

Risks Related to Our Stock Price and Corporate Control

We have no public market for our stock and there is no assurance one will develop; you may have difficulty liquidating your investment.

There is no public market for our shares of common stock although we intend to apply for quotation on the Over-the Counter Bulletin Board (OTCBB) sometime in the future. If we are quoted on the OTCBB, there is no assurance that a market for our common shares will develop. If a market develops, there can be no assurance that the price of our shares in the market will be equal to or greater than the price per share paid by investors. In fact, the price of our shares in any market that may develop could be significantly lower. Shareholders may have difficulty liquidating their investment. We have not, as of this date, approached any broker-dealer regarding application for quotation on the OTCBB

When and if we apply for quotation on the OTCBB, the process can be time consuming and we could ultimately fail to achieve a quotation; if our stock does not become quoted on the OTCBB or we fail to maintain our listing once quoted, you may not be able to liquidate your investment.

Although we intend to apply for quotation on the OTCBB, we have no estimate as to when we might begin the process which can ultimately be time consuming and may result in failure.  In order to be quoted on the OTCBB, we must find a broker who will submit a Form 211 application to FINRA.  We cannot predict how long it will take to achieve a quotation once we make application, although we would anticipate it taking approximately three to nine months from when we begin the process. Once we are quoted we must continue to meet our filing obligations under the 1934 Act to maintain our quotation and such filings must be filed in a timely manner in order to avoid a temporary suspension in trading.  In addition, recent rule changes impose the requirement that if we fail to file our quarterly and annual reports in accordance with SEC time constraints more than two times in a two year period, we will lose our “listing” for one year during which time we must file each and every report on time before we can be quoted again. Therefore, if our stock does not become quoted on the OTCBB, or if it takes a long time before it is quoted on the OTCBB, or if a market fails to develop once it is quoted on the OTCBB, or if we are suspended from quotation on the OTCBB, you will have difficulty liquidating your investment

Our shares may be considered a “penny stock” within the meaning of Rule 3a-51-1 of the Securities Exchange Act which will affect your ability to sell your shares; “penny stocks” often suffer wide fluctuations and have certain disclosure requirements which make resale in the secondary market difficult.

Our shares will be subject to the Penny Stock Reform Act, which will affect your ability to sell your shares in any secondary market, which may develop. If our shares are not listed on a nationally approved exchange or NASDAQ, do not meet certain minimum financing requirements, or have a bid price of at least $5.00 per share, they will likely be defined as a “penny stock”. Broker-dealer practices, in connection with transactions in “penny stocks”, are regulated by the SEC. Rules associated with transactions in penny stocks include the following:

•

the delivery of standardized risk disclosure documents;

•

the provision of other information such as current bid/offer quotations, compensation to be provided broker-dealer and salesperson, monthly accounting for penny stocks held in the  customers’ account;

•

written determination that the penny stock is a suitable investment for purchaser;

•

written agreement to the transaction from purchaser; and

•

a two-business day delay prior to execution of a trade

These disclosure requirements and the wide fluctuations that “penny stocks” often experience in the market may make it difficult for you to sell your shares in any secondary market which may develop.

We have never paid cash or stock dividends on our common shares and this could discourage potential investors from purchasing our shares.

Investors should not anticipate receiving any dividends from our common stock. We intend to retain future earnings to finance our growth and development and do not plan to pay cash or stock dividends.  This lack of dividend potential may discourage potential investors from purchasing our common stock.

Our officer and director controls a significant portion of our stock which gives him significant influence on all matters requiring stockholder approval; they could prevent transactions which would be in the best interests of the other stockholders.

Our sole director and officer, whose interests may differ from other stockholders, has the ability to exercise significant control over us. This individual beneficially owns approximately 81.38% of our common stock. This stockholder is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of The Andina Group. This individual could prevent transactions which would be in the best interests of the other shareholders. The interests of our officer and director may not necessarily be in the best interests of the shareholders in general.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, no unregistered securities were sold

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Our Form S-1 Registration Statement was declared effective by the U.S. Securities and Exchange Commission on April 8, 2009.

Item 6.  Exhibits.

Exhibit No.     Description

3.1

Amended Restated Articles, filed on January 28, 2008 with the State of Nevada(1)

3.2

By-laws  (1)

31.1

Certification

32.1

Certification

(1)

Filed with FORM SB-2 on January 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ANDINA GROUP, INC..

(Registrant)

Dated: May 19, 2009

By:   /s/ Burke Green

Burke Green

President, Chief Executive and Financial Officer

Director

21