Form 10-K
period 2009-06-30
Andina Group Inc.
filed 2010-01-06
CIK 1419260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2009

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE  ACT OF 1934

THE ANDINA GROUP, INC.

(Name of Small Business Issuer in its Charter)

Nevada	333-148967	20-1445018
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

179 South 1950 East, Layton UT 84040		(801) 558-2110
(Address number principal executive offices)		(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.    Yes ☐   No ☑

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐      No  ☑

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K       ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☑

State Registrant’s’ revenue for its most recent fiscal year: $31,580

The market value of the voting stock held by non-affiliates is $2,147 based on 2,146,000 shares held by non-affiliates. Due to the fact that there is no trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of one mill ($0.001) per share

As of January 5, 2010, the Registrant had 6,146,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:   Yes ☐   No ☑

Table of Contents

PART I

3

ITEM 1.

BUSINESS

3

ITEM 1A.

RISK FACTORS

6

ITEM 1B:

UNRESOLVED STAFF COMMENTS

9

ITEM 2:

PROPERTIES

9

ITEM 3:

LEGAL PROCEEDINGS

10

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

10

PART II

10

ITEM 5:

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  10

ITEM 6:

SELECTED FINANCIAL DATA

12

ITEM 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.  13

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

17

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

17

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

27

ON ACCOUNTING AND FINANCIAL DISCLOSURE

27

ITEM 9A:

 CONTROLS AND PROCEDURES

27

ITEM 9B:

 OTHER INFORMATION

27

PART III

28

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

28

ITEM 11.

EXECUTIVE COMPENSATION

30

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  31

ITEM 13:CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  32

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

33

ITEM 15:

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

34

SIGNATURES

35

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to  “Andina Group,” “Andina,” “we,” “us,” and “our” refer to The Andina Group, Inc.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which Andina Group may participate, competition within Andina’s chosen industry, technological advances and failure by us to successfully develop business relationships .

ITEM 1.

BUSINESS

Business Development, History and Organization

We incorporated in the State of Nevada on June 17, 2004 as The Andina Group, Inc. for the purpose of selling multi-media marketing services and other related services to network marketing groups and small businesses. Specifically, we assist our clients in using marketing tools such as public relations, advertising, direct mail, electronic communication and promotion as tools to increase product and service awareness.  We also provide those services including business plan formation to other small businesses. We started conducting our operations in 2004, began pursuing our operations on a more substantive basis in 2006. We have only had limited revenues and operate at a loss.

Our Business

Principal Services

We specialize in offering multi-dimensional marketing services to small businesses, especially network marketers, to promote sales of their products or services and grow their business. Specifically, we offer small companies specially tailored, professionally written business development and marketing plans. Our goal with each client is to provide overall marketing strategies for their business along with marketing support services such as ad design, ad placement, website development, event promotions, relationship building and network development.

Our procedure is to begin with a consultation with a potential client to determine the client’s needs and goals; we then formulate a plan customized to the individual needs of the client utilizing one or more of our services.  Currently, our business consists of three primary services which are provided by our president or by subcontractors:

•

public relations and event promotions

•

print advertising services, and

•

multi-media marketing services

Public Relations and Event Promotions – public relations includes arranging and conducting programs to facilitate contact between organization representatives and the public such as setting up speaking engagements, including speech preparation; event promotions include developing marketing strategies for events from trade shows and exhibitions to smaller house parties always with a focus on achieving as wide an audience as possible.

Print Advertising Services – we work with print advertisers such as community newspapers, small production specialized magazines, and fliers to get our clients’ information out to their market. We also prepare newsletters and establish direct marketing campaigns.

Media Marketing Services - offers services for Internet, television, radio, and print advertising including graphic design and educational media with the ultimate goal of connecting companies to their target audience through innovative, non-traditional media and marketing properties.

Through the end of the calendar year 2007, all of our services had been provided to a single client, KAATN of Wyoming, a company controlled by our sole officer/director. KAATN is a network marketing distributor of MonaVie, a health juice product. The services we provided KAATN specifically consisted of designing marketing brochures, scheduling training, organizing conference calls, setting up email “drip” campaigns, designing and facilitating online market orientations, and creating recruitment plans.  We did not market the product MonaVie itself but assisted KAATN in providing marketing resources to its independent networkers. Compensation received from KAATN was not associated with any MonaVie compensation structure which relies on product sales, but rather on each individual service based on prices fixed prior to the service. From December 2007 through June 30, 2009, we have increased our client base and provided services such as business plans, marketing campaigns, and website design to other small business enterprises. We are not currently providing services to KAATN.

Our Market

Our market consists of small businesses and individuals especially those involved in network marketing.  Management has determined to target this market because it is a rapidly growing market and because management’s own expertise in network marketing sales will provide an advantage in both soliciting and satisfying clients and increasing their sales results.  We will rely on the following to attract clientele:

•

reputation,

•

word-of-mouth,

•

experience,

•

competitive prices,

•

participation in trade shows that are attended by network marketing distributors

We also offer our services to other small businesses when and if opportunities arise and may re-focus on such broader markets in the future if the network marketers niche does not meet our growth expectations.

Competitive Business Conditions; Competitive Position; Methods of Competition

The market for comprehensive advertising and marketing services is highly fragmented and intensely competitive. In order to compete effectively in the advertising and marketing services industry, a company must provide a wide range of quality services and products at a reasonable cost. In seeking clients and providing our services, we will compete mostly with local advertising and marketing firms such as Crowell Advertising, MWI, Redstone Advertising Design, Jibe Media, Kim Brown Associates, Andrews Marketing Partners, Action Leadership, Delamere Marketing, Love Communications, Davinci Advertising. Although we do not know if any of these companies specialize in marketing for network/multilevel marketing companies, they do have the ability to provide the same sort of services we provide such as web site design, email drip-programs or event promotion; they also have greater financial resources than we have, as well as more experience and presence in the industry.  In addition, many of these companies can offer bundled, value-added or additional services not provided by us. Most have greater name recognition. Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market for advertising and marketing services. They may also be in a position to pay higher prices than we would for the same expansion and development opportunities. Consequently, we may encounter significant competition in our efforts to achieve our objectives.

Because we are a small company with few resources we are at a competitive disadvantage.  To date we intended to focus on a very specific niche market and grow with that market, that of network marketers.  However, we have not yet aggressively pursued that market niche and currently pursue a more generalized and flexible approach. We will continue to pursue the network marketing niche because our experience in the industry could provide us with some competitive advantages; however we will also pursue providing other marketing related services to small businesses.

Distribution Methods of our Service

Our clients are serviced through telephone, Internet and on-site

Dependence on one or a few major customers

Up through December 31, 2007 we had only one client, a related party under the control of our sole/officer director. Since our inception in 2006 through 2007, all of our revenues had been achieved through that one client. Since then, we have begun achieving revenues from a few additional small business clients that are non-related parties. We therefore rely on a very limited number of clients to generate revenues. Although Management is actively soliciting new customers, we continue to seek clients from a fairly narrow and limited market segment.  Because we have a small number of clients and provide services on an individualized, per-job basis, the completion of a job or the loss of any one client would have a substantial negative impact our cash flows. In addition, although we negotiate fees based on what we believe are normal and usual in the market for the type of service rendered, there is the risk that a conflict could arise which may not be resolved in our favor. We have had no contracts, formal or otherwise with our clients regarding our services.

Patents, trademarks, licenses, franchises, concessions, royalty agreements, labor contracts

None.

Need for government approval

None.

Effects of existing or probable governmental regulations

None.

Research and development in the last two years

During the past two years, we spent no money on research.  All funds attributed to the development of our business have been included with our other operating expenses.

Costs and effects of compliance with environmental laws

None.

Number of employees

We have no employees except our officer/director who performs both administrative services and sales services.  This individual does not devote full time efforts to Andina Group. Currently, Burke Green devotes approximately 10-20 hours per week. We have no intention of hiring any additional personnel until warranted.

Reports to Security Holders

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the SEC at their internet site www.sec.gov.

ITEM 1A.

RISK FACTORS

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been specifically identified; however, at a minimum, our present and proposed business operations will be highly speculative, and will be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below, among others that cannot now be determined.

Risks Related to Our Financial Condition

We have operated on a limited basis since inception and have only recently started increasing our operations which will make it difficult for you to evaluate our financial condition

We were formed June 17, 2004, but have a limited operating history. We began pursuing our business purpose in the last three years. In addition, during much of that period we relied on revenues from only one client, a related party under common control with our sole officer/director. We had no contract with that client and revenues were inconsistent because they had been based on the service needs of that client during any given time period which varied. We did not begin deriving revenues from other clients until the quarter ended March 31, 2008 and do not know how successful we will be in achieving a larger client base. There is no assurance that we will be successful in the development, operation, and profitability of our multi-media marketing business.  It is possible, even likely, we will operate at a loss until our operations expand.  It will therefore be very difficult for you to evaluate the investment potential of our company.

Our cash flows are insufficient to grow our business and we will likely need capital to increase and expand our operations. Additional capital may not be available to us; accordingly, an inability to raise additional funds would limit growth opportunities and could ultimately result in our inability to continue in business.

We have suffered net losses from operations in our 2006 and 2007 fiscal years with only $97 in net income for our 2008 fiscal year and a loss from operations of $6,323 in our fiscal year ended June 2009.  We expect to experience additional losses in the near future.  Income from operations during our current fiscal year ended was not sufficient to t to fund our day-to-day operations and, therefore, it is not sufficient to promote any expansion. Although we have no immediate plans of raising additional capital, we will need to raise additional funds in the future to fund our losses, expand our business, promote more aggressive marketing programs and/or for the acquisition of complementary businesses. The amount of funding we will require has not yet been determined and depends on many factors not the least of which is the amount of revenues we generate, whether or not management will be able to continue to reduce our operating expenses and how aggressively we market our services in the next twelve months.  Our revenues have been inconsistent making it difficult to analyze our cash needs and we have not yet made a determination as to how much additional financing we will need.  In the past we have relied on sales of our common stock to fund operations but may also look to other forms of debt or equity financing. We may also rely on loans from related or non-related parties. The success of raising capital is dependent on:

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

We incur substantial costs and expenses to comply with SEC reporting requirements; these costs place a substantial burden on our cash flows and may negatively impact our financial condition

We incur substantial legal and accounting costs associated with compliance with various reporting requirements imposed by the Securities and Exchange Act of 1934. Legal and accounting costs related to financial reporting utilize a relatively high percentage of our cash flows placing a substantial burden on them. If we incur these expenses at a time when cash flows from operations are reduced or unavailable it could force us to postpone or abandon business development or marketing at a critical time or borrow money under unfavorable terms. Our financial condition may be negatively impacted by the costs associated with our reporting requirements.

We Our auditors have expressed concern as to whether we can continue as a going concern are unable to fund our day-to-day operations through revenues alone and we will incur operating losses in the near future while we try to increase our market share and number of clients, or expand our market into other similar areas. We may be unable to increase our revenues sufficiently to achieve profitability. Our auditors have expressed concern as to whether we can continue as a going concern in their report.

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

Although management believes we can operate successfully in Utah, Nevada and throughout the United States for a reasonable price, other marketing companies are aggressively pursuing business in our locale and in similar markets.  In our efforts to increase our market presence and achieve additional clientele we will experience competition from several local and regional companies that offer similar services and have substantially greater financial resources, experience and marketing organizations.  We have identified at least ten such firms that we will compete with in our effort to increase our client base. We will also experience some competition from national companies that are well established and aggressively pursuing business throughout the US, including our specific locale. In order to compete, we have chosen to pursue a particular and relatively narrow market which is not limited to a specific locale, that is small businesses especially network marketers. Our ability to compete will depend on our ability to obtain customers by attracting them to our services from that narrow market. Although we do not know if any of our competitors specialize in multilevel/network marketing companies, we are at a competitive disadvantage because we are a small company with limited resources. We may not be able to compete successfully or achieve profits.

Our director and officer is inexperienced in the management of public companies and devotes part time efforts to our business which may not be sufficient to successfully develop it; both this lack of experience and potential conflicts of interest for both time or corporate opportunity could have a negative impact on our growth potential.

The amount of time which our officer and director devotes to the business is limited. Burke Green devotes about 25-50% of his time.  Mr. Green has other business interests including his own business, which until the quarter ended March 2008, was our sole source of revenues. The hours he devotes to our business may not be sufficient to fully develop our business or fully manage the reporting requirements of being a public company without outside assistance. In addition, Mr. Green has no experience managing a public company or acting in the capacity of principal accounting or financial officer of a public company and therefore is heavily reliant on outside services to assist him in all aspects of our financial reporting. This places additional financial burdens on our company. Furthermore, there exists potential conflicts of interest, including, among other things, time, effort and corporate opportunity involved with participation in other business entities. We have no agreements with our officer and director as to how he will allocate his time to us or how he will handle corporate opportunities.

We have a narrow target market which could negatively impact our growth opportunities and our revenues if we do not successfully capture it, or if we are not sufficiently flexible to adjust our business plan as the need dictates. Failure to achieve a larger client base or adjust or expand our target market could result in a total lack of revenues and the inability to continue operations.

Our current business plan focuses mainly on a narrow target market, small businesses especially independent distributors of network marketing companies and start-up enterprises. Our success will be directly tied to both the success of the respective products in the marketplace as well as the success and growth of the individual distributors and/or small business. If the product(s) or service(s) fail to succeed or if we fail to sell our service to the network marketing distributors, both our revenues and our growth opportunities will be negatively impacted.  We currently do not have sufficient cash flows from operations derived from our market niche and may never have sufficient growth opportunities from it.  Lack of cash flows could prohibit us from continuing our business operations.

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

Risks Related Our Stock Price, and Corporate Control

We have no public market for our stock and there is no assurance one will develop; you may have difficulty liquidating your investment.

There is no public market for our shares of common stock although we intend to apply for quotation on the Over-the Counter Bulletin Board (OTCBB) sometime in the future. If we are quoted on the OTCBB, there is no assurance that a market for our common shares will develop. If a market develops, there can be no assurance that the price of our shares in the market will be equal to or greater than the price per share paid by investors. In fact, the price of our shares in any market that may develop could be significantly lower. Shareholders may have difficulty liquidating their investment. We have not, as of this date, approached any broker-dealer regarding application for quotation on the OTCBB.

When and if we apply for quotation on the OTCBB, the process can be time consuming and we could ultimately fail to achieve a quotation; if our stock does not become quoted on the OTCBB or we fail to maintain our listing once quoted, you may not be able to liquidate your investment.

Although we intend to apply for quotation on the OTCBB, we have no estimate as to when we might begin the process which can ultimately be time consuming and may result in failure.  In order to be quoted on the OTCBB, we must find a broker who will submit a Form 211 application to FINRA.  We cannot predict how long it will take to achieve a quotation once we make application, although we would anticipate it taking approximately three to nine months from when we begin the process. Once we are quoted we must continue to meet our filing obligations under the 1934 Act to maintain our quotation and such filings must be filed in a timely manner in order to avoid a temporary suspension in trading.  In addition, recent rule changes impose the requirement that if we fail to file our quarterly and annual reports in accordance with SEC time constraints more than two times in a two year period, we will lose our “listing” for one year during which time we must file each and every report on time before we can be quoted again. Therefore, if our stock does not become quoted on the OTCBB, or if it takes a long time before it is quoted on the OTCBB, or if a market fails to develop once it is quoted on the OTCBB, or if we are suspended from quotation on the OTCBB, you will have difficulty liquidating your investment.

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

Our sole director and officer, whose interests may differ from other stockholders, has the ability to exercise significant control over us. This individual beneficially owns approximately 81.38% of our common stock. This stockholder is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of Andina Group. This individual could prevent transactions which would be in the best interests of the other shareholders. The interests of our officer and director may not necessarily be in the best interests of the shareholders in general.

ITEM 1B:

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:

PROPERTIES

Our executive offices are located at 179 South 1950 East, Layton, Utah 84040. The telephone number is (801) 558-2110.

The registered and records office of the company is located at 5017 Wild Buffalo Ave., Las Vegas, Nevada 89131.

The executive office is currently being given to the company at no charge and there are no leases in place. Until such time as it becomes necessary to hire staff, the company has no plans to lease space or purchase any property. Management utilizes space in their own homes to complete day-to-day administrative tasks.

ITEM 3:

LEGAL PROCEEDINGS

There are no legal proceedings or pending litigation to which we are a party, or against any of our officers or directors as a result of their capacities with us, and we are not aware of any threat of such litigation.  We are not aware of any proceeding involving us that a governmental authority may be contemplating.

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended June 30, 2009.

PART II

ITEM 5:

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AN D ISSUER PURCHASES OF EQUITY SECURITIES

No Market For Our Shares

As of the date of this Annual Report and for the foreseeable future there is no public or private market for our common shares, nor is there any assurance that a trading market will ever develop, or, if developed, that it will be sustained. Furthermore, the shares are not marginal and it is unlikely that a lending institution would accept the shares as collateral for a loan.

Sales of Unregistered Securities

There were no sales of unregistered securities by Andina during the period covered by this report.

Use of Proceeds

Not applicable as we will receive no proceeds for any shares sold under our Registration Statement in effect.

Effect of Penny Stock Reform Act and Rule 15g-9

When and if we have a market for our common stock, shares will be subject to the Penny Stock Reform Act which may affect your ability to sell your shares in any secondary market.

Penny Stock Reform Act. In October 1990 Congress enacted the Penny Stock Reform Act of 1990 to counter fraudulent practices common in penny stock transactions. Under Rule 3a51-1 of the Exchange Act a security will be defined as a “penny stock” unless it is:

•

listed on approved national securities exchanges;

•

a security registered or approved for registration and traded on a national securities exchange that meets specific guidelines, where the trade is effected through the facilities of that  national exchange;

•

a security listed on NASDAQ;

•

a security of an issuer that meets minimum financial  requirements; or

•

a security with a price of at least $5.00 per share in the  transaction in question or that has a bid quotation, as defined  in the Rule, of at least $5.00 per share.

Under the Penny Stock Reform Act, brokers and/or dealers, prior to effecting a transaction in a penny stock, will be required to provide investors with written disclosure documents containing information concerning various aspects involved in the market for penny stocks as well as specific information about the subject security and the transaction involving the purchase and sale of that security. Subsequent to the transaction, the broker will be required to deliver monthly or quarterly statements containing specific information about the subject security. These added disclosure requirements will most likely negatively affect the ability of purchasers herein to sell their securities in any secondary market.

Rule 15g-9 promulgated under the Exchange Act imposes additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may also affect the ability of purchasers in this offering to sell their securities in any secondary market. Newly adopted regulations will require a two-business day delay prior to execution of a trade in a penny stock by a broker dealer. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Possible Issuance of Additional Securities

We may need additional financing to grow our proposed business.  If we are able to raise additional funds and we do so by issuing equity securities, existing shareholders may experience significant dilution of their ownership interest and holders of the new securities issued may have rights senior to those of the holders of our common stock.  If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

Shares Eligible for Future Sale

All of our issued and outstanding shares of common stock are restricted securities, as that term is defined in Rule 144 promulgated under the Securities Act, and as such may only be sold pursuant to an effective registration statement under the Securities Act, or in compliance with the exemption provisions of Rule 144 or pursuant to another exemption under the Securities Act.  Currently, we have 6,146,600 shares of common stock outstanding.  We registered 2,146,600 selling stockholder shares pursuant to a registration statement on Form S-1 declared effective by the Securities and Exchange Commission on April 8, 2009. Accordingly, those 2,146,600 shares will be freely transferable without restriction or further registration under the Securities Act so long as our registration statement remains in effect.

In addition, there are remaining 4,000,000 shares of restricted securities not covered by our registration statement. These shares are not eligible for resale pursuant to the exemption provisions of Rule 144 as they are owned by our sole officer/director who has been identified as an underwriter, along with his wife and three minor children, in our Registration Statement.

In general, under Rule 144 an affiliate (or persons whose shares are aggregated) of a reporting issuer who has beneficially owned restricted securities for at least six months is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the outstanding shares of the issuer's common stock (as shown by its most recent report or published statement by the issuer), or the average weekly trading volume during the four calendar weeks preceding such sale. The manner of sale shall be through a brokers’ transaction, provided that during the 12 months preceding the sale the issuer has filed all the reports required to be filed and the seller complies with certain other requirements including the filing of a Form 144.  Resales by non-affiliates who have beneficially owned restricted securities for at least six months but less than one year are unlimited so long as during the 12 months preceding the sale the issuer has filed all the reports required to be filed.  After one year non-affiliates need not comply with Rule 144.  The 1,144,300 shares being offered by non-affiliates under this registration statement have been held for at least six months and are therefore also eligible for resale under Rule 144 provided the applicable requirements are met.

Prior to this Annual Report, there has been no public trading market for the common stock and we cannot predict the effect, if any, that public sales of shares of common stock or the availability of shares for sale will have on the market prices of the common stock. Nevertheless, the possibility that a substantial amount of common stock may be sold in the public market may adversely affect prevailing market prices and could impair our ability to raise capital through the sale of our equity securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

We did not purchase any of our securities during the period covered by this Annual Report.

OTC Bulletin Board

We intend to apply to have our shares cleared for trading on the Over the Counter Bulletin Board (OTCBB).  We have not, as of this Annual Report, approached any broker-dealer regarding application for quotation on the OTCBB nor do we have a proposed symbol.

Holders

We currently have 46 shareholders.

Dividends

We have never paid dividends on our common stock.  The Board of Directors presently intends to pursue a policy of retaining earnings, if any, for use in our operations and to finance expansion of our business.  Any declaration and payment of dividends in the future, of which there can be no assurance, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors. There are presently no dividends accrued or owing with respect to our outstanding stock. No assurance can be given that dividends will ever be declared or paid on our common stock in the future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 6:

SELECTED FINANCIAL DATA

The following chart summarizes our financial statements for the years ended June 30, 2009 and 2008 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report at Part II, Item 8, below.

	June 30, 2009	June 30, 2008
SUMMARY OF BALANCE SHEET
Total Current Assets	$5,960	$5,932
Total Assets	5,960	5,932
Total Liabilities	12,178	5,827
Accumulated Deficit	118,475	112,152
Total Stockholder’s Equity (Deficit)	(6,218)	105
SUMMARY OF OPERATING RESULTS
Total Revenues	$31,580	$34,700
General and Administrative Expenses	37,903	34,603
Net Income (Loss)	(6,323)	97
Net Loss Per Share	(0.00)	0.00
Weighted Average Shares Outstanding	6,146,600	6,146,600

ITEM 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Safe Harbor for Forward-Looking Statements

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,”  “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect the Andina’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under “Item 1A. Risk Factors”, and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

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

Results of Operations for the Fiscal Years Ended June 30, 2009 and 2008

The following discussions are based on the financial statements for the fiscal years ended June 30, 2009  (“FYE2009”) and June 30, 2008 (“FYE2008”). The discussions are summary and should be read in conjunction with the financial statements and notes included in this report.

Comparison of June 30, 2009 and 2008 Operations

	Years Ended
	June 30,
	2009	2008
Revenues	$31,580	$34,700
Sales and Administrative Expenses	37,903	34,603
Operating Income (Loss)	(6,323)	97
Net Income (Loss)	(6,323)	97
Net Income (Loss) per Share	(0.00)	0.00

Revenues

Revenues are generated by marketing services provided to our clients and are recognized as earned at the time the services are provided.   Services are provided, and fees negotiated on an individualized per job basis usually at prices normal and usual in the industry. We do not have service contracts with clients but perform services in accordance with the clients’ needs and budget.

We had $31,580 during our FYE2009 and $34,700 in revenues during our FYE2008. During FYE2009 all revenues were from 4 non-related party clients.  During our FYE2008, $11,000 or 32% of our revenues were from a related-party client, KAATN, with no revenues from that source during our fourth quarter; and, the balance of $23,700 was from new clients achieved in the latter part of that fiscal year. KAATN is a network marketing company controlled by our sole officer/director, Burke Green. KAATN markets a health juice product called MonaVie. Our revenue stream from KAATN, however was not tied to the MonaVie compensation structure which is based on multi-level product sales. We have not derived any revenues from KAATN since December 2007 and do not know if we will provide additional services to KAATN in the future.

Expenses/Loss from Operations

Our general and administrative expenses of $37,903 during FYE2009 were slightly higher than the $34,603 we spent last year.  Income from operations however was slightly lower, $31,580 for FYE2009 compared to $34,700 in FYE2008. The combination of higher expenses and lower revenues resulted in an operating loss this year of $6,323 compared to last year when revenues were sufficient to offset costs. Expenses during our FYE2009 included marketing costs of $16,689, nearly twice as much as the $7,046 spent last year as we made a concerted effort to increase our market presence. Consulting fees, however, were considerably lower at $1,000 this year compared to $8,500 last year. Consulting fees in both years are a result of outsourcing certain services. Consultants helped with training and event promotion as well as helping us to secure new clients and analyze their needs, and, in  FYE2008,  were provided by a shareholder. Legal, accounting and professional fees mostly associated with our registration process and SEC compliance were approximately $15,600 during FYE2009 compared to approximately $13,000 in FYE 2008.  We expect our legal and accounting fees to remain the same or higher in the next fiscal year now that our registration statement is effective and we continue to comply with various SEC rules and reporting requirements.

Net Loss

We had a net loss of $6,323 during FYE2009 compared to net income of $97 in FYE2008.

Balance Sheet Information

The chart below presents a summary of our balance sheet at June 30, 2009 and June 30, 2008:

	June 30, 2009	June 30, 2008
Cash	$960	$5,932
Accounts Receivable	5,000	-
Total Current Assets	5,960	5.932
Total Assets	5,960	5,932
Total Current Liabilities	12,178	5,827
Accumulated Deficit	(118,475)	(112,152)
Total Stockholders Equity (Deficit)	(6,218)	105

We had $960 in cash and $5,000 in accounts receivable as of June 30, 2009. We had $5,932 in cash as of June 30, 2008.  Our liabilities increased this year to $12,178 and consisted of accounts payables mostly due to professionals for legal and accounting and other services associated with our reporting requirements. Last year liabilities of $5,872 consisting mostly of accounts payable due to professionals for legal and accounting.

Commitment and Contingencies

We have no leases in place.

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

Cash Flows and Capital Resources

Our revenues have not reached a level to support our operations nor provide for additional business development and expansion. Net cash used by operating activities was $4,972 during our year ended June 30, 2009 compared to cash provided by operations last year of $5,924. During the past three years, we funded our operations as follows:

▪

During our fiscal year ended June 30, 2009, we had no financing or investing activities and our expenses exceeded our revenues. Revenues, however, along with available cash provided sufficient cash to operate the business during the year.

▪

During our fiscal year ended June 30, 2008 we had no financing activities; cash flows from operations generated sufficient income to operate our business during the year.

▪

During fiscal year ended June 30, 2007, operating losses of $62,616 far exceeded our cash flows from operations of $21,000. We funded our losses through a private placement of our common stock which provided us with proceeds of $62,600.

Our Plan of Operation for the Next Year

We have incurred losses since inception and have an accumulated deficit at June 30, 2009 of $118,475. We have only $960 in cash, $5,000 in receivables, and a small number of clients. At our current estimated burn rate of $3,000 to $4,000 per month, we do not have sufficient cash to fund our operations and pursue business development and expansion.

We have an immediate need for cash to fund operations. During the next twelve months we must find ways to further reduce our operating expenses and increase cash flows.  The “going public” process placed additional burdens on our cash flows in the form of professional fees especially due to our principal financial and accounting officer’s lack of experience in those positions which forces him to seek outside accounting services. Outside accounting services are responsible for reviewing and analyzing the completeness of the accounting information provided by our CFO and then compiling it into a financial statement prior to submission to our independent public accountant for review. We anticipate professional fees will cost us approximately $4,000 - $5,000 per quarter. In addition, these increased fees have not been relieved now that we are public because we continue to require assistance to comply with our reporting obligations under the 1934 Act.

Management has not pursued its business plan aggressively to date.  Management’s recent efforts to secure new clients have not resulted in an increase in revenues and, despite efforts to reduce operating expenses, expenses have increased to point that they have exceeded our revenues. . We recorded a net loss of $6,323 for the June 30, 2009 fiscal year. Management has an immediate need for cash and must increase our cash flows from operations significantly. We must pursue our niche market more aggressively while at the same time pursuing other small business marketing opportunities. In light of our deteriorating financial condition, Management has determined that it is critical that we:

•

Increase cash flows by increasing our client base - we began this effort in the quarter ended March 31, 2008 and will continue this throughout the next 12 months

•

Analyze the effectiveness of the various marketing services performed for KAATN, our sole client through December 2007 and utilize results, if positive, to (1) attract additional network marketing clients; and (2) adjust services offered this niche market based on the results – we have begun this process and will implement our findings during the next three months;

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

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable .

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE ANDINA GROUP, INC.

(a Development Stage Company)

Audited Financial Statements

JUNE 30, 2009

TABLE OF CONTENTS

Page
Independent Auditor’s Report	18
Balance Sheets –June 30, 2009 and 2008	19
Statements of Operations for the Years Ended June 30, 2009 and 2008
and the Period June 17, 2004 (Date of Inception) to June 30, 2009	20
Statement of Stockholders’ Equity Since June 14, 2004 (Date of Inception)
To June 30, 2009	21
Statements of Cash Flows for the Years Ended June 30, 2009 and 2008
and the Period June 17, 2004 (Date of Inception) to June 30, 2009	22
Notes to Financial Statements – June 30, 2009	23

MADSEN & ASSOCIATES, CPA's INC.	684 East Vine St, # 3
Certified Public: Accountants and Business Consultants	Murray, Utah 84107
Telephone 801 268-2632
Fax 801·262-3978

Board of Directors

The Andina Group, Inc.

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of The Andina Group, Inc. (development stage company) at June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2009 and 2008 and the period June 17, 2004 (date of inception) to June30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to nor were we engaged to perform and an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the, circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Andina Group Inc. at June 30, 2009 and 2008 and the results of operations, and cash flows for the years ended June 30,2009 and 2008 and the period June 17, 2004 (date of inception) to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern, Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah

September 14,  2009

s/Madsen & Associates, CPA's Inc.

THE ANDINA GROUP, INC.

(A Development Stage Company)

BALANCE SHEETS

	Jun 30, 2009	Jun 30, 2008

ASSETS
CURRENT ASSETS
Cash	$960	$5,932
Accounts receivable	5,000	-
Total Current Assets	5,960	5,932

Total Assets	$5,960	$5,932

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$12,178	$5,827
Total Current Liabilities	12,178	5,827

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock
10,000,000 shares authorized at $.001 par value, none outstanding	-	-
Common stock
50,000,000 shares authorized at $.001 par value,
6,146,600 issued and outstanding	6,147	6,147
Capital in excess of par value	106,110	106,110
Accumulated deficit during the development stage	(118,475)	(112,152)
Total Stockholders' Equity (Deficit)	(6,218)	105

Total Liabilities and Stockholders' Equity (Deficit)	$5,960	$5,932

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2009 and 2008 and the

Period June 17, 2004 (Date of Inception) to June 30, 2009

			Jun 17, 2004
			(Inception)
	Jun 30,	Jun 30,	to Jun 30,
	2009	2008	2009

REVENUES
Services	$31,580	$23,700	$57,960
Services – related parties	-	11,000	33,275
	31,580	34,700	91,235
EXPENSES

Sales and administrative expenses	37,903	34,603	209,710

NET OPERATING INCOME (LOSS)	(6,323)	97	(118,475)

NET INCOME (LOSS)	$(6,323)	$97	$(118,475)

NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES
Basic (stated in 1,000's)	6,147	6,147

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period June 17, 2004 (Date of Inception) to June 30, 2009

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit
Balance June 17, 2004 (Date of Inception)	-	$-	$-	$-

Issuance of common stock for services-founders	6,000,000	6,000	(5,000)	-
Net loss for June 30, 2004	-	-	-	(1,000)

Balance June 30, 2004	6,000,000	6,000	(5,000)	(1,000)

Issuance of common stock for services	10,000	10	990	-
Issuance of common stock for cash	14,000	14	6,986	-
Contributions to capital – cash	-	-	5,392	-
Net loss for June 30, 2005	-	-	-	(9,645)

Balance June 30, 2005	6,024,000	6,024	8,368	(10,645)

Issuance of common stock for cash	60,000	60	29,940	-
Contributions to capital - cash	-	-	5,255	-
Net loss for June 30, 2006	-	-	-	(38,988)

Balance June 30, 2006	6,084,000	6,084	43,563	(49,633)

Issuance of common stock for cash	62,600	63	62,537	-
Contributions to capital - cash	-	-	10	-
Net loss for June 30, 2007	-	-	-	(62,616)

Balance June 30, 2007	6,146,600	6,147	106,110	(112,249)

Net income for June 30, 2008	-	-	-	97

Balance June 30, 2008	6,146,600	6,147	106,110	(112,152)

Net loss for June 30, 2009	-	-	-	(6,323)

Balance, June 30, 2009	6,146,600	$6,147	$106,110	$(118,475)

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2009 and 2008 and for the

Period June 17, 2004 (Date of Inception) to June 30, 2009

			From
			Jun 17, 2004
			(Inception)
	Jun 30,		to Jun 30,
	2009`	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,323)	$97	$(118,475)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Capital stock issued for services	-	-	2,000
(Increase) decrease in accounts receivable	(5,000)	-	(5,000)
Increase (decrease) in accounts payable	6,351	5,827	12,178
Net Cash Provided by (Used in) Operations	(4,972)	5,924	(109,297)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions to capital	-	-	10,657
Proceeds from issuance of common stock	-	-	99,600
Net Cash Provided by Financing Activities	-	-	110,257

Net Change in Cash	(4,972)	5,924	960
Cash at Beginning of Period	5,932	8	-

Cash at End of Period	$960	$5,932	$960

NON-CASH FLOWS

Issuance of 6,010,000 common shares for services 2004-2005			$2,000

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

On June 30, 2009 the Company had a net operating loss available for carry forward of $118,475. The income tax benefit of approximately $36,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future.  The net operating loss will expire starting in 2024 through 2029

THE ANDINA GROUP, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2009

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

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided. Through December 31, 2007, the Company’s revenues were derived from a related party, KAATN of Wyoming, a company controlled by the Company’s sole officer/director, Burke Green. The Company is paid for each service it provides to KAATN at a rate that is usual in the industry and the same as what the Company charges its other clients. During the year ended June 30, 2008, KAATN was responsible for 32% of the Company’s revenues; during the year ended  ended June 30, 2009 no revenues were derived from KAATN.

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

June 30, 2009

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer/directors own 81% of the outstanding common capital stock and have made contributions to capital of $10,657.

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

THE ANDINA GROUP, INC.

A Development Stage Company

NOTES TO THE FINANCIAL STATEMENTS (Continued)

June 30, 2009

5.  GOING CONCERN - Continued

Management has not pursued its business plan aggressively to date. Management’s recent efforts to secure new clients have not resulted in increased revenues whereas expenses have increased to point that they have exceeded revenues.  The Company recorded a net loss of $6,323 during the year ended June 30, 2009. Management has an immediate need for cash and must increase cash flows from operations significantly. The Company must pursue its niche market more aggressively while at the same time pursuing other small business marketing opportunities.

In light of the Company’s deteriorating financial condition, Management has determined that the following twelve month operating plan will mitigate the effects of the uncertainty of its continuation as a going concern:

•

Increase cash flows by increasing client base – the Company began this effort in the quarter ended March 31, 2008 and will continue this throughout the next 12 months

•

Analyze the effectiveness of the various marketing services performed for KAATN, the Company’s sole client through December 2007 and utilize results, if positive, to (1) attract additional network marketing clients; and (2) adjust services offered this niche market based on the results – began this process and will implement the findings during the next three months;

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

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:

 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, which consists of our President, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:

 OTHER INFORMATION

Our Form S-1 Registration Statement was declared effective by the U.S. Securities and Exchange Commission on April 8, 2009 .

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Officers and Directors

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Position	Director Since
Burke Green	42	President, Director, Secretary, CEO, CFO	July 2006

Background

Burke Green is our President, Sole Director, and Secretary. He also acts as our principal executive and financial officer. Mr. Green graduated from Ricks College in 1988 with a degree in Business. Mr. Green currently runs his own network marketing firm, KAATN of Wyoming. He was an independent distributor for the network marketing company USANA Health Sciences from 1992 until early 2005 when be became an independent distributor for the network marketing company Monavie in April 2005. From 1988 until the present, Mr. Green has been working in the network marketing and business development industry.

Directorships in Other Public Companies

Our sole director does not serve as a director of any other reporting company.

No Involvement in Certain Legal Proceedings

During the past five years, none of our executive officers/directors:

•

has filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any  partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently  reversed, suspended or vacated, of any court of competent jurisdiction,  permanently or temporarily enjoining him or her from or otherwise limiting  his/her involvement in any type of business, securities or  banking  activities;

•

was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and  the judgment in such civil action or finding by the Securities and  Exchange Commission has not been subsequently reversed, suspended, or vacated.

Term of Office

The term of office for our directors is one year, or until a successor is elected and qualified at the Company’s annual meeting of shareholders, subject to ratification by the shareholders.  The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

Family Relationships

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.  Our common shares are not registered under the Exchange Act and therefore our officers, directors and holders of more than 10% of our outstanding shares are not subject to the provisions of Section 16(a) which would requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.

Code of Ethics

We have adopted a code of ethics for our principal executive and financial officers. Our code of ethics is filed with this 10-K.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, due to our lack of operations and the fact that we only have two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

Audit Committee

We have not established an Audit Committee because, due to our lack of operations and the fact that we only have two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by an audit committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11.

EXECUTIVE COMPENSATION

All Compensation

None of our named officers and directors (Burke Green) has received any compensation (including deferred compensation, restricted stock compensation, long term incentive compensation or other) during the last three completed fiscal years

Summary Compensation (1)
Name	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other ($)	Total ($)
Burke Green (2)	2009	0	0	0	0	0
CEO, CFO President,	2008	0	0	0	0	0
Secretary, Sole Director	2007	0	0	0	0	0

(1)

This table represents annual compensation only for the fiscal years ended June 30, 2009, 2008, and 2007; there was no long-term compensation paid during the last three years.

Director Compensation

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments. Our sole director received no compensation for service as a director for the year ended June 30, 2009.

Outstanding Equity Awards

None.

Options/SAR Grants in the Last Fiscal Year

None.  We have no outstanding options or stock appreciation rights.

Options/SAR Exercises in the Last Fiscal Year

None.  We have no outstanding options or stock appreciation rights.

Long Term Incentive Plan Awards in the Last Fiscal Year

None. We have no long-term incentive plans.

Employment Contracts

We currently have no employment agreements or compensatory plan or arrangement in effect with our sole officer/director.

Termination of Employment or Change in Control Arrangements

None.

ITEM 12 :

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Management and 5% Holders

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the most recent practicable date September 23, 2009, (i) each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group, and is based on 6,146,600 shares issued and outstanding at that date.

OWNERSHIP OF MANAGEMENT AND 5% HOLDERS

		Amount & Nature	Percent
	Title of	Of Beneficial	Of
Name and Address	Class	Ownership(1)	Class

Burke Green	Common	5,002,300(2)	81.38%
179 So. 1950 East
Layton, UT 84040
Director, 5% Owner, CEO, CFO, President, Secretary,

All officers and directors as a group (1)	Common	5,000,300(2)	81.38%

(1)

The term “beneficial owner” refers to both the power of investment (the right to buy and sell) and rights of ownership (the right to receive distributions from the Company and proceeds from sales of the shares).

(2)

Includes 2,000 shares held of record by his wife, Brandi Green, and 300 shares in the names of their 3 minor children of 100 shares each .

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  At the present time there are no outstanding options or warrants.

Securities Authorized for Issuance under Equity Compensation Plans

None. We have no equity compensations plans.

Changes in Control

We do not have any arrangements that would result in any change in control of our company.  However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information summarizes transactions we have either engaged in during the last three years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, promoters or founders, or immediate family members of these persons, or promoter or founder, or immediate family of such persons, which equals either $120,000 or an aggregate one percent of the average of our total assets at the year end of our last two fiscal years, whichever is less:

Transactions with Management and Others

Our entire board of directors is comprised of one member, Burke Green. During the last three fiscals years, the following transactions, series of similar transactions, currently proposed transactions, or series of currently proposed similar transactions, to which we were or are to be a party, in which the amount involved exceeded either $120,000 or one percent of the average of our total assets at the year end of our last three fiscal years, whichever is less, and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons is a party are as follows:

Burke Green, our sole director, President, Secretary and Principal Executive and Financial Officer and a promoter:

▪

served as a founder of Andina and purchased 6,000,000 shares of our stock for $2,000 at inception which equaled approximately 98% of our outstanding stock

▪

does not get compensated for services performed on behalf of clients

▪

donates a limited space in his home for use in completing various administrative tasks associated with this business

▪

gifted 6,000 of his shares: 4,000 to 3 individuals in November of 2006; the three individuals are non-related parties; and 2,000 shares to his wife Brandi Green in January of 2007

▪

sold 994,000 shares of his shares on November 1 , 2007 for $9,994, in a private transaction, to 5 individuals reducing his position to approximately 81%; two of the five individuals are relatives of Mr. Green

▪

is a principal in KAATN of Wyoming, a networking marketing firm which was our principle source of revenue and our sole client up through December 31, 2007

Rebecca Foulger,  former President, a founder and a promoter of Andina through July 2006:

▪

made contributions to capital of approximately $10,657 for which there has been no repayment.

Resolving Conflicts of Interest

Our directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors. Any transaction involving a conflict of interest will be conducted on terms not less favorable than that which could be obtained from an unrelated third party. Our entire Board of Directors consists of Mr. Burke Green who is also a principal of our sole client through December 31, 2007, KAATN of Wyoming. KAATN and Andina are therefore considered under common control. Although we no longer provide services to KAATN, if we do so in the future, there is a potential for conflicts of interest.  We had no service contract with KAATN and we would likely not have a contract if we provide additional services at a later date.  If we do provide additional services in the future we will charge KAATN, as in the past, for each service provided in accordance with fees that we believe are similar to what is normal and customary in the industry for the service provided.

Director Independence

We do not have any independent directors serving on our board of directors.

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30,  2009 and 2008:

Fee Category	2009	2008
Audit Fees	$3,150	3,325
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$3,150	3,325

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-K or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant.  Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant .

ITEM 15:

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See the audited financial statements for the year ended June 30,

2009 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)

Exhibits: Identification of management contract or compensatory plan or arrangement filed with

(b) below:  NONE.

(b)

Exhibits filed with this report

Exhibit No.     Description

3.1

Amended Restated Articles, filed on January 28, 2008 with the State of Nevada (1)

3.2

By-laws (1)

14

Code of Ethics (Filed herewith)

31.1

Certification (Filed herewith)

32.1                  Certification (Filed herewith)

(1)

Incorporated by reference to exhibits 3.1 and 3.2 filed with FORM SB-2 on January 31, 2008.

(c)

Financial Statement Schedules and other financial statements:  NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  January 5, 2010

THE ANDINA GROUP, INC.

/s/ Burke Green

Burke Green

President, Director

Principal Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 5, 2010

/s / Burke Green

Burke Green

President, Director

Principal Executive, Financial and Accounting Officer