Form 10-Q
period 2009-09-30
Andina Group Inc.
filed 2010-01-20
CIK 1419260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

THE ANDINA GROUP, INC.

(Name of Small Business Issuer in its Charter)

Nevada	333-148967	20-1445018
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

179 South 1950 East, Layton UT 84040

 (Address number principal executive offices)

((801) 558-2110

(Issuer’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No  ☑

As of January 10, 2010, the registrant had 6,146,600 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition - Plan of Operation

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

13

Item 4T.  Controls and Procedures

13

PART II – OTHER INFORMATION

14

Item 1.  Legal Proceedings.

14

Item 1A.  Risk Factors

14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

14

Item 3.  Defaults Upon Senior Securities

14

Item 4.  Submission of Matters to a Vote of Security Holders.

14

Item 5.  Other Information.

14

Item 6.  Exhibits.

14

SIGNATURES

15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

UNAUDITED FINANCIAL STATEMENTS

September 30, 2009

Balance Sheets

4

Statements of Operations for the Three Months ended September 30, 2009 and 2008 and for the period June 17, 2004 (Inception) to September 31, 2009

5

Statements of Cash Flows for the Three Months Ended September 30, 2009 and 2008

and for the period June 17, 2004 (Inception) to September 30, 2009

6

Notes to Financial Statements

7

THE ANDINA GROUP, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$10,740	$960
Accounts Receivable	5,000	5,000
Total Current Assets	15,740	5,960
Total Assets	$15,740	$5,960

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$15,503	$12,178
Total Current Liabilities	15,503	12,178
Total Liabilities	15,503	12,178

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock
10,000,000 shares authorized at $.001 par value; none outstanding	-	-
Common Stock
50,000,000 shares authorized at $.001 par value; 6,146,600
issued and outstanding	6,147	6,147
Capital in excess of par value	106,110	106,110
Accumulated Deficit	(112,020)	(118,475)
Total Stockholders' Equity (Deficit)	237	(6,218)

Total Liabilities and Stockholders' Equity	$15,740	$5,960

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2009 and 2008 and the

Period June 17, 2004 (Inception) to September 30, 2009

(Unaudited)

			From
			June 17, 2004
	Three Months Ended		(Inception)
	Sept.30,	Sept. 30,	to Sept. 30,
	2009	2008	2009

REVENUES
Services revenue	$15,050	$8,800	73,010
Service-revenue from related parties	-	-	33,275
Total revenue	15,050	8,800	106,285

EXPENSES
Sales and administrative	8,595	14,239	218,305

NET INCOME/(LOSS)	$6,455	$(5,439)	$(112,020)

NET LOSS PER COMMON SHARE
Basic and dilutive	$0.00	$(0.00)

AVERAGE OUTSTANDING SHARES
(stated in 1,000's)
Basic	6,147	6,147
Dilutive	6,147	6,147

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2009 and 2008 and  the

Period June 17, 2004 (Inception) to September 30, 2009

(Unaudited)

			From
			June 17,2004
			(Date of
	For the Three Months Ended		Inception) to
	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2009

Cash Flows from Operating Activities:
Net Income/(Loss)	$6,455	$(5,439)	$(112,020)
Adjustments to reconcile net income/ (loss) to net cash
provided (used) by operating activities
Capital stock issued for services	-	-	2,000
(Increase) decrease in accounts receivable	-	-	(5,000)
Increase (decrease) in accounts payable	3,325	(343)	15,503
Net Cash Provided by (Used in) Operating Activities	9,780	(5,782)	(99,517)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Contributions to capital	-	-	10,657
Proceeds from sale of common stock	-	-	99,600
Net Cash Provided by Financing Activities	-	-	110,257

Net Increase (Decrease) in Cash	9,780	(5,782)	10,740
Cash at Beginning of Period	960	5,932	-
Cash at End of Period	$10,740	$150	$10,740

Non Cash Flows
Issuance 6,010,000 common shares for services 2004-2005			2,000

The accompanying notes are an integral part of these financial

THE ANDINA GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

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

On September 30, 2009 Company had a net operating loss available for carry forward of $112,020. The income tax benefit of approximately $33,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future.  The net operating loss will expire starting in 2024 through 2030.

THE ANDINA GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2009

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

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided. Through December 31, 2007, the Company’s revenues were derived from a related party, KAATN of Wyoming, a company controlled by the Company’s sole officer/director, Burke Green. The Company is paid for each service it provides to KAATN at a rate that is usual in the industry and the same as what the Company charges its other clients. During the year ended June 30, 2008, KAATN was responsible for 32% of the Company’s revenues. During the year ended June 30, 2009 and the three months ended September 30, 2009 no revenues were derived from KAATN.

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

THE ANDINA GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2009

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through January 20, 2010 .

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

First Quarter Results of Operations  - Three Months Ended September 30, 2009 and 2008

The following discussions are based on the unaudited financial statements for the three months ended September 30, 2009 (“SEP2009”) and September 30, 2008 (“SEP2008”). The discussions are summary and should be read in conjunction with the financial statements and notes included in this report.

 Comparison of September 30, 2009 and 2008 Operations

	Three Months Ended
	September 30,
	2009	2008
Revenues	$15,050	$8,800
Sales and Administrative Expenses	8,595	14,239
Operating Income (Loss)	6,455	(5,439)
Net Income (Loss)	6,455	(5,439)
Net Income (Loss) per Share	0.00	(0.00)

Revenues

Revenues are generated by marketing services provided to our clients and are recognized as earned at the time the services are provided.   Services are provided, and fees negotiated on an individualized per job basis usually at prices normal and usual in the industry. We do not have service contracts with clients but perform services in accordance with the clients’ needs and budget.

We had $15,050 in revenues during our first quarter ended SEP2009 and $8,800 in revenues during our first quarter ended SEP2008. During SEP2009 all revenues were from five (5) non-related party clients; during SEP2008 all of our revenues were derived from a single non-related party client. During this first quarter nearly all of our revenues were derived from our network marketing niche.

Expenses/Net Income from Operations

Our general and administrative expenses of $8,595 during our first quarter this year are significantly lower than the $14,239 we spent in our first quarter of last year.  Due to increased revenues and decreased expenses during SEP2009 we recorded net income from operations of $6,455 compared to a loss during the same period last year of $5,439; revenues last year were only a little over half of this year’s, and expenses were almost double. Expenses during our first quarter this year included marketing costs of $143 compared to over $5,200 in marketing expenses in the same period in SEP2008 which accounts for the largest difference in expenditures between the periods. Legal, accounting and professional fees mostly associated with our registration process which was still taking place during SEP2008 were approximately $5,400. This year we spent a slightly less, $4,885, in that category as we continue to comply with reporting requirements. We also had nearly identical travel expenses during the first quarter of each year of slightly over $1,000.  We incurred advertising expenses in this year’s first quarter of $1,960 but none last year.  However we spent almost $1,600 on office supplies and equipment in SEP2008 compared to $50 in SEP2009.  Overall efforts to increase revenues and decrease expenses demonstrated some degree of success in our first quarter of the 2010 fiscal year.

Notwithstanding slightly reduced legal and accounting costs in this quarter, we expect our legal and accounting fees to remain a relatively high percentage of our cash flows now that our registration statement is effective and we continue to comply with various SEC rules and reporting requirements

Balance Sheet Information

The chart below presents a summary of our balance sheet at September 30, 2009 and June 30, 2009:

	Sept 30, 2009	June 30, 2009
Cash	$10,740	$960
Total Current Assets	15,740	5,960
Total Assets	15,740	5,960
Total Current Liabilities	15,503	12,178
Accumulated Deficit	(112,020)	(118,475)
Total Stockholders Equity (Deficit)	237	(6,218)

We had only $960 in cash as of June 30, 2009 and accounts receivable of $5,000. Our cash increased at the quarter ended September 30, 2009 to $10,740. Liabilities of $12,178 at our June 30, 2009 fiscal year end increased to $15,503 during this first quarter and consist of accounts payable due to professionals for legal and accounting.

Commitment and Contingencies

We have no leases in place.

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

Cash Flows and Capital Resources

Our revenues have not reached a level to support our operations nor provide for additional business development and expansion. During our first quarter, operations provided us with $9,780 in cash; during our first quarter of our last fiscal year operations used $5,782.  Our primary sources of capital during our last three years are as follows:

▪

During our three months ended September 30, 2009, we had no financing or investing activities; increased revenues of $15,050 were sufficient to fund operations.

▪

During our fiscal year ended June 30, 2009, we had no financing or investing activities and our expenses exceeded our revenues. Revenues of $31,980 however, along with available cash provided sufficient cash to operate the business during the year.

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

Our Plan of Operation for the Next Year

We have incurred losses since inception and have an accumulated deficit at September 30, 2009 of $112,020. We have only $9,780 in cash, $5,000 in receivables, and a small number of clients. At our current estimated burn rate of $3,000 to $4,000 per month, we do not have sufficient cash to fund our operations and pursue business development and expansion.

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

Management has not pursued its business plan aggressively to date.  And, even though revenues have now increased due to Management’s recent efforts to secure new clients, and expenses have decreased during this first quarter, historically we have operated at a loss. We recorded net income of $6,455 during the recent quarter ended September 30, 2009.  Management has an immediate need for cash and must increase cash flows from operations significantly. We must pursue our niche market more aggressively while at the same time pursuing other small business marketing opportunities. In light of our deteriorating financial condition, Management has determined that it is critical that we:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Burke Green, (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, September 30, 2009, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

Our officer further concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow time for decisions regarding required disclosure.

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

Not applicable.

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

THE ANDINA GROUP, INC.

(Registrant)

Dated: January 20, 2010

By:   /s/ Burke Green

Burke Green

President, Chief Executive and Financial Officer

Director

15