Form 10-Q
period 2009-12-31
Andina Group Inc.
filed 2010-02-12
CIK 1419260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

As of February 12, 2010, the registrant had 6,146,600 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition - Plan of Operation

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

13

Item 4T.  Controls and Procedures

14

PART II – OTHER INFORMATION

14

Item 1.  Legal Proceedings.

14

Item 1A.  Risk Factors

14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

14

Item 3.  Defaults Upon Senior Securities

14

Item 4.  Submission of Matters to a Vote of Security Holders.

14

Item 5.  Other Information.

14

Item 6.  Exhibits.

14

SIGNATURES

15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Balance Sheets

4

Statements of Operations for the Three and Six Months ended December 31, 2009 and 2008 and for the period June 17, 2004 (Inception) to December 31, 2009

5

Statements of Cash Flows for the Six Months Ended December 31, 2009 and 2008

and for the period June 17, 2004 (Inception) to December 31, 2009

6

Notes to Financial Statements

7

THE ANDINA GROUP, INC. (A Development Stage Company) BALANCE SHEETS

	December 31 2009	June 30, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$ -	$ 960
Accounts Receivable	5,000	5,000
Total Current Assets	5,000	5,960
Total Assets	$ 5,000	$ 5,960

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$ 16,825	$ 12,178
Total Current Liabilities	16,825	12,178
Total Liabilities	16,825	12,178

STOCKHOLDERS' EQUITY)
Preferred Stock
10,000,000 shares authorized at $.001 par value; none outstanding	-	-
Common Stock
50,000,000 shares authorized at $.001 par value; 6,146,600
issued and outstanding	6,147	6,147
Capital in excess of par value	106,110	106,110
Accumulated Deficit	(124,082)	(118,475)
Total Stockholders' Equity	(11,825)	(6,218)

Total Liabilities and Stockholders' Equity	$ 5,000	$ 5,960

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended December 31, 2009 and 2008 and the

Period June 17, 2004 (Inception) to December 31, 2009

(Unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008	From June 17, 2004 (Inception) to December. 31, 2009

REVENUES
Service Revenue	$ 55,967	$ 15,400	$ 71,017	$ 24,200	$ 128,977
Service Revenue from Related Parties	6,300	-	6,300	-	39,575
Total Revenues	62,267	15,400	77,317	24,200	168,552

EXPENSES

Sales and Administrative	74,329	18,801	82,923	33,039	292,634

NET INCOME/(LOSS)	$ (12,062)	$ (3,401)	$ (5,606)	$ (8,839)	$ (124,082)

NET LOSS PER COMMON SHARE

Basic and Dilutive	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES
(stated in 1,000's)

Basic	6,147	6,147	6,147	6,147
Dilutive	6,147	6,147	6,147	6,147

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2009 and 2008 and the

Period June 17, 2004 (Inception) to December 31, 2009

(Unaudited)

	Six months Ended December 31, 2009	Six months Ended December 31, 2008	From June 17,2004 (Date of Inception) to December 31, 2009

Cash Flows from Operating Activities:
Net Income (Loss)	$ (5,606)	$ (8,839)	$ (124,082)
Adjustments to reconcile net loss to net cash
provided by operating activities
Capital stock issued for services	-	-	2,000
(Increase) decrease in accounts receivable	-	-	(5,000)
Increase (decrease) in accounts payable	4,646	2,907	16,825
Net Provided by (Cash Used in) Operating Activities	(960)	(5,932)	(110,257)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Contributions to capital	-	-	10,657
Proceeds from sale of common stock	-	-	99,600
Net Cash Provided by Financing Activities	-	-	110,257

Net Increase (Decrease) in Cash	(960)	(5,932)	-
Cash at Beginning of Period	960	5,932	-
Cash at End of Period	$ -	$ -	$ -

Non Cash Flows
Issuance 6,010,000 common shares for services 2004-2005			2,000

The accompanying notes are an integral part of these financial

THE ANDINA GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

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

On December 31, 2009 Company had a net operating loss available for carry forward of $124,082. The income tax benefit of approximately $37,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future.  The net operating loss will expire starting in 2024 through 2030.

THE ANDINA GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

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

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided. Through December 31, 2007, the Company’s revenues were derived from a related party, KAATN of Wyoming, a company controlled by the Company’s sole officer/director, Burke Green. The Company is paid for each service it provides to KAATN at a rate that is usual in the industry and the same as what the Company charges its other clients. During the year ended June 30, 2008, KAATN was responsible for 32% of the Company’s revenues. During the year ended June 30, 2009 no revenues were derived from KAATN. During the six months ended December 31, 2009, KAATN was responsible for 8% of the Company’s revenues.

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

December 31, 2009

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 12, 2010.

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

Results of Operations

The following discussions are based on the unaudited financial statements for the three and six months ended December 31, 2009 (“DEC2009”) and December 31, 2008 (“DEC2008”). The discussions are summary and should be read in conjunction with the financial statements and notes included in this report.

Comparison of December 31, 2009 and 2008 Operations

	Three months ended Dec 31		Six Months Ended Dec 31
	2009	2008	2008	2008
Revenues	$ 62,267	$ 15,400	$ 77,317	$ 24,200
Sales and Administrative Expenses	74,329	18,801	82,923	33,039
Operating Income (Loss)	(12,062	(3,401)	(5,606)	(8,839)
Net Income (Loss)	(12,062)	(3,401)	(5,606)	(8,839)
Net Income (Loss) per Share	(0.00)	(0.00)	(0.00)	(0.00)

Revenues

Revenues are generated by marketing services provided to our clients and are recognized as earned at the time the services are provided.   Services are provided, and fees negotiated on an individualized per job basis usually at prices normal and usual in the industry. We do not have service contracts with clients but perform services in accordance with the clients’ needs and budget.

Revenues three-months ended DEC2009 and DEC2008: We had $62,267 in revenues during our quarter ended DEC2009 and $15,400 in revenues during our quarter ended DEC2008. During our second quarter this year revenues were derived from 6 clients: 5 non-related clients and 1 related party client. The related party client, KAATN of Wyoming, provided approximately 10% of the revenue stream during the period.  During our second quarter of last year our revenues were derived from three non-related party clients.

Revenues six-months ended DEC2009 and DEC20087: Revenues during our six months ended DEC2009 were $77,317 and were derived from 10 clients one of which was a related party. The largest portion of those revenues were achieved in during our second quarter.  Revenues during our six month period ended DEC2008 were $24,200 and were derived from three non-related party clients. The related party client, KAATN of Wyoming, is a network marketing company controlled by our sole officer/director, Burke Green. KAATN markets a health juice product called MonaVie. Our revenue stream from KAATN, however is not tied to the MonaVie compensation structure which is based on multi-level product sales. Our revenues from KAATN, which accounted for 8% of our revenues during the six month period, and our other clients, are based on individual services performed.

Expenses/Loss from Operations

Three months ended DEC2009 and DEC2008: Our general and administrative expenses  were $74,329 during the 3 months ended DEC2009 up from the $18,801 we spent during our second quarter DEC2008.  This resulted in a $12,061 loss from operations this year compared to a $3,401 loss from operations in the three months ended DEC2008. Expenses during our second quarter this year included marketing costs of $32,442 compared to $11,273 spent on marketing in that same period in DEC2008. Legal and accounting and other fees cost us approximately $1,200 this year during the second quarter whereas they were approximately $1,900 during the three months ended DEC2008. We spent more on consulting and telemarketing this year, $32,000 than we did last year when consulting and professional fees in the second quarter cost us $5,000.  In addition advertising cost us $2,800 in the second quarter DEC2009 with no comparative expense last year during the period.  We also incurred travel expenses of $4,513 this year during the second quarter; during our second quarter last year we spend only $200 in this category.  Overall we spent significantly more during the second quarter this year than last especially in marketing and consulting with management taking advantage of increased revenues to make a more concerted effort to penetrate our market niche.

Six months ended DEC2009 and DEC2008: During our six-months ended DEC2009 our general and administrative expenses were $82,923 compared to $33,039 we spent in the comparable six-month period of last year.  This resulted in $5,606 loss from operations in the six months ended DEC2009 compared to a $8,839 loss from operations in the six months ended DEC2009; revenues in both years’ six-month periods were not sufficient to offset spending. We had $4,800 in advertising expenses in the six months ended DEC2009 with no advertising costs in that period DEC 2008. Advertising costs consist mainly of direct costs paid out for signs, print or radio advertising, brochures and material distributed to the public.  Marketing costs during the six-month period ended DEC 2009 were $32,585, with nearly all of that occurring in the second three month period, compared to $16,550 in the six months ended DEC2008.   Legal, accounting and other associated fees were approximately $4,639 during the six months DEC2009; legal, accounting and other associated fees were approximately $7,300 during the six months ended DEC2008. We expect our legal and accounting fees to remain the same or higher in the next year as we continue to comply with various SEC rules and reporting requirements. During the first six months DEC2009 we had consulting and telemarketing expenses of over $30,000; we had similar fees in the six-month period ended DEC2008 of approximately $5,000. These fees reflect professional development expenses and consulting fees associated with efforts to increase our business in both six-month periods. Marketing expenses in the six months ended DEC2009 were $32,500 compared to $16,500 during the comparative period last year. We also spent $5,600 on travel in the six months ended DEC2009 compared to $1,270 last year. Nearly all of the increases in spending occurred in the second quarter when increased revenues allowed management to market our services more aggressively.  Although a concerted effort was made to reduce spending during the year, management elected to take advantage of increased cash flows during the second quarter to develop our business and increase our market presence.

Balance Sheet Information

The chart below presents a summary of our balance sheet at December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
Cash	$ 0	$ 960
Total Current Assets	5,000	5,000
Total Assets	5,000	5,960
Total Current Liabilities	16,825	12,178
Accumulated Deficit	(124,082)	(118,475)
Total Stockholders Equity (Deficit)	(11,825)	(6,218)

We had only $960 in cash as of our fiscal year ended June 30, 2009 and accounts receivable of $5,000. Our cash decreased at the quarter ended December 31, 2009 to $0. Liabilities of $12,178 at our June 30, 2009 fiscal year end increased to $16,825 during this second quarter and consist of accounts payable due to professionals for legal and accounting.

Commitment and Contingencies

We have no leases in place.

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

Cash Flows and Capital Resources

Our revenues have not reached a level to support our operations nor provide for additional business development and expansion. During our second quarter, operations used $960 in cash; during our first quarter of our last fiscal year operations used $5,832.  Our primary sources of capital during our last three years are as follows:

▪

During our six months ended December 31, 2009, we had no financing or investing activities; increased revenues of were sufficient to fund operations although expenses exceeded revenues

▪

During our fiscal year ended June 30, 2009, we had no financing or investing activities and our expenses exceeded our revenues. Revenues of $31,980 however, along with available cash provided sufficient cash to operate the business during the year.

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

Our Plan of Operation for the Next Year

We have incurred losses since inception and have an accumulated deficit at December 31, 2009 of $124,082. We have no cash, $5,000 in receivables, and a small number of clients. Our revenues are inconsistent and we do not have sufficient cash to fund our operations and pursue business development and expansion.

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

Management has not pursued its business plan aggressively to date.  And, even though revenues have now increased due to Management’s recent efforts to secure new clients, and expenses decreased during our last three quarters, we significantly increased our spending during this recent quarter in an effort to further increase our number of clients and revenues.  These efforts may not result in more consistent higher revenues. Historically we have operated at a loss. We recorded a net loss $12,062 in the recent quarter ended December 31, 2009.  Management has an immediate need for cash and must increase cash flows from operations significantly. We must continue to pursue our niche market more aggressively while at the same time pursuing other small business marketing opportunities. In light of our deteriorating financial condition, Management has determined that it is critical that we:

•

Increase cash flows by increasing our client base - we began this effort in the quarter ended March 31, 2008, increased it significantly in the current quarter and will continue this throughout the next 12 months

•

Analyze the effectiveness of the various marketing services performed for KAATN, our sole client through December 2007 and utilize results, if positive, to (1) attract additional network marketing clients; and (2) adjust services offered this niche market based on the results – we have begun this process and will implement our findings during the next three months;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, December 31, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Burke Green, (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, December 31, 2009, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Dated: February 12, 2010

By:   /s/ Burke Green

Burke Green

President, Chief Executive and Financial Officer

Director

15