Form 10-Q
period 2010-03-31
Andina Group Inc.
filed 2010-05-14
CIK 1419260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2010

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

As of May 12, 2010, the registrant had 6,146,600 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 4T.  Controls and Procedures

14

PART II – OTHER INFORMATION

14

Item 1.  Legal Proceedings.

14

Item 1A.  Risk Factors

14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

14

Item 3.  Defaults Upon Senior Securities

14

Item 4  [Removed and Reserved]

14

Item 5.  Other Information.

15

Item 6.  Exhibits.

15

SIGNATURES

16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2010

Balance Sheets

4

Statements of Operations for the Three and Nine Months ended March 31, 2010 and 2009 and for the period June 17, 2004 (Inception) to March 31 2010

5

Statements of Cash Flows for the Nine Months Ended March 31, 2010 and 2009

and for the period June 17, 2004 (Inception) to March 31, 2010

6

Notes to Financial Statements

7

THE ANDINA GROUP, INC. (A Development Stage Company) BALANCE SHEETS

	MAR 31, 2010	JUN 30, 2009
		(Audited)
ASSETS
CURRENT ASSETS
Cash	$ 8,254	$ 960
Accounts receivable	5,000	5,000
Total Current Assets	13,254	5,960
Total Assets	$ 13,254	$ 5,960

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 10,541	$ 12,178
Total Current Liabilities	10,541	12,178
Total Liabilities	10,541	12,178

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par, 10,000,000 authorized, -0- shares issued and outstanding	-	-
Common Stock, $0.001 par, 50,000,000 authorized, 6,146,600 shares issued at June 30, 2009 and March 31, 2010	6,147	6,147
Additional paid-in capital	106,110	106,110
Accumulated deficit	(109,544)	(118,475)
Total Stockholders' Equity	2,713	(6,218)

Total Liabilities and Stockholders' Equity	$ 13,254	$ 5,960

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended March 31, 2010 and 2009 and the

Period June 17, 2004 (Inception) to March 31, 2010

(Unaudited)

	Three Months Ended MAR 31, 2010	Three Months Ended MAR 31, 2009	Nine Months Ended MAR 31, 2010	Nine Months Ended MAR 31, 2009	JUN 17, 2004 (Inception) to MAR 31, 2010

REVENUES
Service Revenue	$ 45,000	$ 0	$ 116,017	$ 30,620	$ 173,977
Service Revenue from Related Parties	3,000	6,420	9,300	0	42,575
Total Revenues	48,000	6,420	125,317	30,620	216,552

EXPENSES
Sales and Administrative	32,172	2,887	116,385	35,926	326,096

NET INCOME/(LOSS)	$ 15,828	$ 3,533	$ 8,932	$ (5,306)	$ (109,544)

NET LOSS PER COMMON SHARE
Basic and Dilutive	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES
Basic	6,146,600	6,146,600	6,146,600	6,146,600
Dilutive	6,146,600	6,146,600	6,146,600	6,146,600

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS For the nine months ended March 31, 2010 and 2009 and the Period June 17, 2004 (Inception) to March 31, 2010 (Unaudited)
	Nine Months Ended MAR 31 2010	Nine Months Ended MAR 31 2009	JUN 17, 2004 (inception) to MAR 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ 8,932	$ (5,306)	$ (109,544)
Adjustments to reconcile net income/ (loss) to net cash provided (used) by operating activities
Capital stock issued for services	0	0	2,000
(Increase) decrease in accounts receivable	0	(5,000)	(5,000)
Increase (decrease) in accounts payable	(1,638)	4,374	10,541
Net Cash Provided by (Used in) Operating Activities	7,294	(5,932)	(102,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by Investing Activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions to capital	0	0	10,657
Proceeds from sale of common stock	0	0	99,600
Net Cash Provided by Financing Activities	0	0	110,257

NET INCREASE (DECREASE) IN CASH	7,294	(5,932)	8,254

CASH, BEGINNING OF PERIOD	960	5,932	0
CASH, END OF PERIOD	$ 8,254	$ 0	$ 8,254
Non Cash Flows
Issuance 6,010,000 common shares for services 2004-2005	$ 0	$ 0	$ 2,000

The accompanying notes are an integral part of these financial

THE ANDINA GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

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

On March 31, 2010, the

 Company had a net operating loss available for carry forward of $109,544. The income tax benefit of approximately $33,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future.  The net operating loss will expire starting in 2024 through 2030.

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

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided. Through December 31, 2007, the Company’s revenues were derived from a related party, KAATN of Wyoming, a company controlled by the Company’s sole officer/director, Burke Green. The Company is paid for each service it provides to KAATN at a rate that is usual in the industry and the same as what the Company charges its other clients. During the year ended June 30, 2008, KAATN was responsible for 32% of the Company’s revenues. During the year ended June 30, 2009 no revenues were derived from KAATN. During the nine months ended March 31, 2010 was responsible for 7.4% of the Company’s revenues.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there were no items to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following discussions are based on the unaudited financial statements for the three and nine months ended March 31, 2010 (“MAR2010”) and March 31, 2009 (“MAR2009”). The discussions are summary and should be read in conjunction with the financial statements and notes included in this report.

Comparison of March 31, 2010 and 2009 Operations

	Three months ended March 31		Nine months Ended March 31
	2010	2009	2010	2009
Revenues	$ 48,000	$ 6,420	$ 125,317	$ 30,620
Sales and Administrative Expenses	32,172	2,887	116,385	35,926
Net Income (Loss)	15,828	3,533	8,932	(5,306)
Net Income (Loss) per Share	(0.00)	(0.00)	(0.00)	(0.00)

Revenues

Revenues are generated by marketing services provided to our clients and are recognized as earned at the time the services are provided.   Services are provided, and fees negotiated on an individualized per job basis usually at prices normal and usual in the industry. We do not have service contracts with clients but perform services in accordance with the clients’ needs and budget. We achieve revenues from both network marketers and other small businesses;  revenues during this nine month period were mostly generated from network marketing clientele.

Revenues three-months ended MAR2010 AND MAR2009 : We had $48,000 in revenues during our quarter ended MAR2010 and $6,420 in revenues during our quarter ended MAR2009. During our third fiscal quarter this year revenues were derived from 5 clients: 4 non-related clients and 1 related party client. The related party client, KAATN of Wyoming, provided approximately 6% of the revenue stream during the period. During MAR2009 all revenues were from 2 non-related party clients

Revenues nine-months ended MAR2010 and MAR2009: Revenues during our nine months ended MAR2010 were $125,317 and were derived from 11 clients, one of which was a related party. Revenues during our nine month period ended MAR2009 were $30,620 were derived from four non-related party clients. The related party client, KAATN of Wyoming, is a network marketing company controlled by our sole officer/director, Burke Green. KAATN markets a health juice product called MonaVie. Our revenue stream from KAATN, however, is not tied to the MonaVie compensation structure which is based on multi-level product sales. Our revenues from KAATN, which accounted for approximately 7% of our revenues during the nine month period, and our other clients, are based on individual services performed.

Expenses/Loss from Operations

Three months ended MAR2010 and MAR2009:  Spending during our third quarter of this fiscal year reflects Management’s efforts to increase revenues with a specific concentration on network marketers expanding into international markets, especially Korea. Our sales, general and administrative expenses were $32,172 during the 3 months ended MAR2010 up from the $2,887 we spent during our third fiscal quarter ended MAR2009. This resulted in income from operations of $15,828 this year compared to a $3,533 in income from operations during that same three months period last year.  Expenses during our third quarter include marketing costs of $14,429 compared to $140 last year during that same period. Marketing expenses consist of all marketing related expenditures except direct costs paid out for signs, print or radio advertising, brochures and material distributed to the public which are categorized as advertising. Legal and accounting and other fees cost us approximately $15,000 this year during the third quarter whereas they were approximately $2,880 during the three months ended MAR2009. Although legal and accounting expenses were similar between the two periods, we spent $5,000 on consulting, and development costs were $8,500 in the three months ended MAR2010.  The $5,000 consulting fee was paid to a related party, KAATN of Wyoming. We also incurred travel expenses of $2,109 this year during the third quarter with no comparable costs in that category in the prior year’s third quarter. Overall we spent significantly more during the third quarter this year than last especially in marketing, consulting and development costs with management taking advantage of increased revenues to make a more concerted effort to penetrate our market niche.

Nine months ended MAR2010 and MAR2009: During our nine-months ended MAR2010 our sales, general and administrative expenses were $116,385 compared to the $35,926 we spent in the comparable nine-month period of last year.  Despite increased spending, revenues this year were sufficient to offset expenses resulting in net income of $8,932 in the current nine-month period. In the first nine months of last year we suffered a loss from operations of $5,606. We had $4,800 in advertising expenses in the nine months ended MAR2010 with no advertising costs in that period MAR2009. Advertising costs consist mainly of direct costs paid out for signs, print or radio advertising, brochures and material distributed to the public.  Marketing costs increased significantly during the nine-month period ended MAR2010 and were $47,014 compared to $16,689 in the nine months ended MAR2009.  Professional fees are the largest component of our operating expenses and include legal, accounting, consulting, telemarketing, and development fees. Legal, accounting and other associated fees were approximately $7,000 during the nine months ended MAR2010. Development and consulting fees accounted for $35,600 of our expenditures and telemarketing fees were $9,600. A related party, KAATN of Wyoming, received $5,000 of these consulting fees.  During the nine months ended MAR2009 we spent nearly the same on legal, accounting and other associated fees at approximately $7,300. We expect our legal and accounting fees to remain the same or higher in the next year as we continue to comply with various SEC rules and reporting requirements. Additional requirements that small public companies comply with XBRL formatting by June of 2011 will likely increase the fees in this category significantly after that date. During the first nine months of MAR2009 we also had approximately $6,600 in other professional fees.  Additionally, we spent $7,700 on travel in the nine months ended MAR2010 compared to $1,271 in the nine month period last year. Nearly all of the increases in spending occurred in the second and third quarters when increased revenues allowed management to market our services more aggressively and begin developing marketing tools for network marketers entering international markets.

Balance Sheet Information

The chart below presents a summary of our balance sheet at March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
Cash	$ 8,254	$ 960
Total Current Assets	13,254	5,960
Total Assets	13,254	5,960
Total Current Liabilities	10,541	12,178
Accumulated Deficit	(109,544)	(118,475)
Total Stockholders Equity (Deficit)	2,713	(6,218)

We had only $960 in cash as of our fiscal year ended June 30, 2009 and accounts receivable of $5,000. Our cash increased to $8,254 at March 31, 2010. . Liabilities of $12,178 at our June 30, 2009 fiscal year end decreased to $10,541during the third quarter and consist of accounts payable due to professionals for legal and accounting.

Commitment and Contingencies

We have no leases in place.

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

Cash Flows and Capital Resources

Overall, our revenues have not reached a level to support our operations nor provide for additional business development and expansion. However, during this third quarter revenues were sufficient to support operations and provide for some business development expenditures. Operations provided $7,924 in cash; during our nine month period ended March 31, 2010 whereas operations consumed $5,782 in cash in the comparative nine month period last year. Our primary sources of capital during our last three years are as follows:

▪

During our nine months ended March 31, 2010, we had no financing or investing activities; increased revenues were sufficient to fund operations;

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

Our Plan of Operation for the Next Year

Although we had income from operations during our recent quarter, we have incurred losses since inception and have an accumulated deficit at March 31, 2010 of $109,544. We have $8,254 in cash, $5,000 in receivables, and, although we have seen an increase in clients, we continue to rely on a small number of clients. Our revenues are inconsistent and we do not have sufficient cash to fund our operations and pursue business development and expansion.

We have an immediate need for cash to fund operations. During the next twelve months we must find ways to reduce our operating expenses and while continuing to increase cash flows.  Outside accounting services are responsible for reviewing and analyzing the completeness of the accounting information provided by our CFO and then compiling it into a financial statement prior to submission to our independent public accountant for review. We anticipate professional fees will cost us approximately $5,000 - $7,000 per quarter. In addition, these increased fees have not been relieved now that we are public because we continue to require assistance to comply with our reporting obligations under the 1934 Act. These fees will likely increase substantially as new rules are implemented especially XBRL filing requirements.

Management has not pursued its business plan aggressively to date.  And, even though revenues have now increased due to Management’s recent efforts to secure new clients, we significantly increased our spending during this recent quarter in an effort to further increase our number of clients and revenues and develop marketing strategies for international markets.  These efforts may not result in more consistent higher revenues. Historically we have operated at a loss. Management has an immediate need for cash and must continue to increase cash flows from operations significantly. We must continue to pursue our niche market more aggressively while at the same time pursuing other small business marketing opportunities. In light of our deteriorating financial condition, Management has determined that it is critical that we:

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

•

Expand our market to include more small businesses as the opportunity allows; we began this in the quarter ended March 31, 2008;

•

Develop marketing services and strategies for network markets expanding into international markets; we began this in September of 2009, continued it aggressively in the last two quarters and will continue to pursue this niche to take advantage of these emerging markets;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Burke Green, (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2010, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, no unregistered securities were sold.

Item 3.  Defaults Upon Senior Securities

None.

Item 4  [Removed and Reserved]

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

THE ANDINA GROUP, INC.

(Registrant)

Dated: May 14, 2010

By         /s/ Burke Green

Burke Green

President, Chief Executive and Financial Officer

Director

16