Form 10-K
period 2010-06-30
Andina Group Inc.
filed 2010-09-02
CIK 1419260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE  ACT OF 1934

THE ANDINA GROUP, INC.

(Name of Small Business Issuer in its Charter)

Nevada	000-54032	20-1445018
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

179 South 1950 East, Layton UT 84040		(801) 558-2110
(Address number principal executive offices)		(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.001 par value

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of December 31, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter was $2,147 based on 2,146,000 shares held by non-affiliates. Due to the fact that there is no trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of one mill ($0.001) per share

As of August 31, 2010, the Registrant had 6,146,600 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:   Yes ☐   No ☑

Table of Contents

PART I

3

ITEM 1.

BUSINESS

3

ITEM 1A.

RISK FACTORS

6

ITEM 1B:

UNRESOLVED STAFF COMMENTS

9

ITEM 2:

PROPERTIES

9

ITEM 3:

LEGAL PROCEEDINGS

9

ITEM 4:

[REMOVED AND RESERVED]

9

PART II

10

ITEM 5:

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  10

ITEM 6:

SELECTED FINANCIAL DATA

11

ITEM 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.  12

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

16

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

16

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

25

ON ACCOUNTING AND FINANCIAL DISCLOSURE

25

ITEM 9A:

 CONTROLS AND PROCEDURES

25

ITEM 9B:

 OTHER INFORMATION

25

PART III

26

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

26

ITEM 11.

EXECUTIVE COMPENSATION

28

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  29

ITEM 13:CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  30

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

31

ITEM 15:

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

32

SIGNATURES

33

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to  “Andina Group,” “Andina,” “we,” “us,” and “our” refer to The Andina Group, Inc.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which Andina Group may participate, competition within Andina’s chosen industry, technological advances and failure by us to successfully develop business relationships.

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

Through the end of the calendar year 2007, all of our services had been provided to a single client, KAATN of Wyoming, a company controlled by our sole officer/director. KAATN is a network marketing distributor of MonaVie, a health juice product. The services we provided KAATN specifically consisted of designing marketing brochures, scheduling training, organizing conference calls, setting up email “drip” campaigns, designing and facilitating online market orientations, and creating recruitment plans.  From December 2007 through June 30, 2010, we have increased our client base and provided services such as business plans, marketing campaigns, and website design to other small business enterprises.  We have also expanded our services to focus on international network marketers.

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

Risks Related to Our Financial Condition

We operate at a loss and our cash flows are insufficient to grow our business; we will likely need capital to increase and expand our operations. Additional capital may not be available to us; accordingly, an inability to raise additional funds would limit growth opportunities and could ultimately result in our inability to continue in business.

We have suffered net losses from operations consistently since inception with losses from operations of $6,323 and $2,794 for our June 30, 2009 and 2010 fiscal years, respectively.  We expect to experience additional losses in the near future.  Income from operations is not sufficient to fund our day-to-day operations and, therefore, it is not sufficient to promote any expansion. Although we have no immediate plans of raising additional capital, we will need to raise additional funds in the future to fund our losses, expand our business, promote more aggressive marketing programs and/or for the acquisition of complementary businesses. The amount of funding we will require has not yet been determined and depends on many factors not the least of which is the amount of revenues we generate, whether or not management will be able to continue to reduce our operating expenses and how aggressively we market our services in the next twelve months.  Our revenues have been inconsistent making it difficult to analyze our cash needs and we have not yet made a determination as to how much additional financing we will need.  In the past we have relied on sales of our common stock to fund operations but may also look to other forms of debt or equity financing. We may also rely on loans from related or non-related parties. The success of raising capital is dependent on:

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

We incur substantial costs and expenses to comply with SEC reporting requirements; these costs place a substantial burden on our cash flows and may negatively impact our financial condition

We incur substantial legal and accounting costs associated with compliance with various reporting requirements imposed by the Securities and Exchange Act of 1934. Legal and accounting costs related to financial reporting utilize a relatively high percentage of our cash flows placing a substantial burden on them. We will incur additional expenses within the next year associated with interactive reporting requirements.  If we incur these expenses at a time when cash flows from operations are reduced or unavailable it could force us to postpone or abandon business development or marketing at a critical time or borrow money under unfavorable terms. Our financial condition may be negatively impacted by the costs associated with our reporting requirements.

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

Our current business plan focuses mainly on a narrow target market, small businesses especially independent distributors of network marketing companies and start-up enterprises. Our success  is directly tied to both the success of the respective products in the marketplace as well as the success and growth of the individual distributors and/or small business. If the product(s) or service(s) fail to succeed or if we fail to sell our service to the network marketing distributors, both our revenues and our growth opportunities will be negatively impacted.  We currently do not have sufficient cash flows from operations derived from our market niche and may never have sufficient growth opportunities from it.  Lack of cash flows could prohibit us from continuing our business operations.

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

Risks Related Our Stock Price, and Corporate Control

Although are shares are quoted on the OTC Bulletin Board, no market has developed and there is no assurance one will develop or that we will be able to maintain our listing; you may have difficulty liquidating your investment.

Although our stock is now quoted on the Over-the Counter Bulletin Board (OTCBB) under the symbol of “AAUI”, no market for our common shares has yet developed. If a market develops, there can be no assurance that the price of our shares in the market will be equal to or greater than the price per share paid by investors. In fact, the price of our shares in any market that may develop could be significantly lower. In addition, recent rule changes impose the requirement that if we fail to file our quarterly and annual reports in accordance with SEC time constraints more than two times in a two year period, we will lose our “listing” for one year during which time we must file each and every report on time before we can be quoted again. Therefore, if a market fails to develop or if we are suspended from quotation on the OTCBB, you will have difficulty liquidating your investment.

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

ITEM 2:

PROPERTIES

Our executive offices are located at 179 South 1950 East, Layton, Utah 84040. The telephone number is (801) 558-2110.

The registered and records office of the company is located at 5017 Wild Buffalo Ave., Las Vegas, Nevada, 89131.

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

[REMOVED AND RESERVED]

PART II

ITEM 5:

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

OTC Bulletin Board ; Market For Our Shares

Our stock became eligible for quotation on the Over–the-Counter Bulletin Board (“OTCBB”) on August 9, 2010 under the symbol of “AAUI”.  However, as of the date of this Annual Report, no market for our common shares has developed and there can be no assurance that a trading market will ever develop, or, if developed, that it will be sustained. Furthermore, the shares are not marginal and it is unlikely that a lending institution would accept the shares as collateral for a loan.

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

Holders

We currently have 48 shareholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 6:

SELECTED FINANCIAL DATA

The following chart summarizes our financial statements for the years ended June 30, 2010 and 2009 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report at Part II, Item 8, below.

	June 30, 20010	June 30, 2009
SUMMARY OF BALANCE SHEET
Total Current Assets	$19	$5,960
Total Assets	19	5,960
Total Liabilities	9,031	12,178
Accumulated Deficit	121,269	118,475
Total Stockholder’s Equity (Deficit)	(9,012)	(6,218)
SUMMARY OF OPERATING RESULTS
Total Revenues	$125,317	$31,580
General and Administrative Expenses	128,111	37,903
Net Income (Loss)	(2,794)	(6,323)
Net Loss Per Share	(0.00)	(0.00)
Weighted Average Shares Outstanding	6,146,600	6,146,600

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

Market Focus

The determination to concentrate our business on network marketers was based on Management’s belief this focus could ultimately result in more and regular clients if we can manage to grow with the respective distributor networks. We also considered that our president has experience in that industry as a former network marketer making him better qualified to serve that market segment as well as other network marketers, rather than small businesses in general.  A third factor in this decision is Management’s belief that competition will be less intense than for business in the broader small business arena if we specialize in and capture this relatively small market niche where we will be able to rely more heavily on referrals, reputation, and word-of-mouth to increase business. During the past year we have especially focused on expanding into international markets, mainly Korea and Indonesia.  However, Management also provides marketing services to small businesses as the opportunity arises and will remain flexible and open to all small business marketing opportunities.

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

Results of Operations for the Fiscal Years Ended June 30, 2010 and 2009

The following discussions are based on the financial statements for the fiscal years ended June 30, 2010  (“FYE2010”) and June 30, 2009 (“FYE2009”). The discussions are summary and should be read in conjunction with the financial statements and notes included in this report.

Comparison of June 30, 2010 and 2009 Operations

	Years Ended June 30,
	2010	2009
Revenues	$125,317	$31,580
Sales and Administrative Expenses	128,111	37,903
Operating Income (Loss)	(2,794)	(6,323)
Net Income (Loss)	(2,794)	(6,323)
Net Income (Loss) per Share	(0.00)	(0.00)

Revenues

Revenues are generated by marketing services provided to our clients and are recognized as earned at the time the services are provided.   Services are provided, and fees negotiated on an individualized per job basis usually at prices normal and usual in the industry. We do not have service contracts with clients but perform services in accordance with the clients’ needs and budget.

Management’s efforts to increase cash flows resulted in $125,317 in revenues during FYE2010 compared with $31,580 during our FYE2009. During the current fiscal year our revenues were derived from 10 non-related party clients and one related party client who provided us with a approximately 8% of our revenue stream. During FYE2009 all revenues were from 4 non-related party clients.  Our related party client is KAATN of Wyoming (KAATN), a network marketing company controlled by our sole officer/director, Burke Green.

Expenses/Loss from Operations

Spending during FYE2010, especially during our third and fourth quarters, reflects Management’s efforts to increase revenues with a specific concentration on network marketers expanding into international markets, such as Korea and Indonesia.   Increased revenues, however, were not sufficient to offset our general and administrative expenses of $128,111 during FYE2010 and resulted in a loss from operations of $2,794.  General and administrative costs were much lower during FYE2009 at $37,900.

Expenses during our FYE2010 included marketing costs of $48,085, nearly three times higher than the $16,689 spent last year as we made a concerted effort to increase our market presence in international markets. Consulting fees were also considerably higher this year when we spent approximately $27,000 compared to only $1,000 last year. Consulting fees in both years are a result of outsourcing certain services. Consultants helped with training and event promotion as well as helping us to secure new clients and analyze their needs. Our consulting expenses this fiscal year were paid to non-related parties except $5,000 paid to KAATN, a company controlled by our sold officer director.  Legal, accounting and professional fees primarily associated with our registration process and SEC compliance were approximately $15,600 during FYE2009 and reduced to approximately $8,000 during FYE2010. We expect our legal and accounting fees to be the same or higher the next fiscal year as we continue to comply with various SEC rules and reporting requirements and begin preparing for compliance with interactive filing requirements. We also incurred development fees of $8,000, telemarketing costs of $9,600, and travel costs of $9,500 during FYE2010; we had no such comparable costs during FYE2009. Overall we spent significantly more during the June 30, 2010 fiscal year in marketing, consulting and development costs with management taking advantage of increased cash flows to make a more concerted effort to penetrate our market niche.

Net Loss

We had a net loss of $2,794.in FYE2010 compared to net loss of. $6,323 during FYE2009

Balance Sheet Information

The chart below presents a summary of our balance sheet at June 30, 2010 and June 30, 2009:

	June 30, 2010	June 30, 2009
Cash	$19	$960
Accounts Receivable	-	5,000
Total Current Assets	19	5,960
Total Assets	19	5,960
Total Current Liabilities	9,031	12,178
Accumulated Deficit	(121,269)	(118,475)
Total Stockholders Equity (Deficit)	(9,012)	(6,218)

We had only $19 in cash as of June 30, 2010. We had $960 in cash and accounts receivable of $5,000 as of June 30, 2009. Our liabilities decreased this year to $9,031 and consisted of accounts payables mostly due to professionals for legal and accounting and other services associated with our reporting requirements. Last year liabilities of $12,178 consisting mostly of accounts payable due to professionals for legal and accounting.

Commitment and Contingencies

We have no leases in place.

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

Cash Flows and Capital Resources

Overall, our revenues have not reached a level to support our operations nor provide for additional business development and expansion. However, during this fiscal year revenues were sufficient to support operations and provide for some business development expenditures. Operations used $941 in cash; during our year ended June 30, 2010 whereas operations consumed $4,972 in cash in our year ended June 30, 2009. Our primary sources of capital during our last three years are as follows:

▪

During our fiscal year ended June 30, 2010, we had no financing or investing activities; increased revenues along with available cash were sufficient to fund operations;

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

Our Plan of Operation for the Next Year

We had losses from operations during our recent fiscal year and have incurred losses since inception.  We have an accumulated deficit at June 30, 2010 of $121,269 and we have $19 in cash.  Although we have increased our clients, we continue to rely on a small number of clients. In addition, although our revenues have increased, they are inconsistent and we do not have sufficient cash to fund our operations and pursue business development and expansion.

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

Management is pursuing its business plan aggressively.  And, even though revenues have now increased due to Management’s recent efforts to secure new clients, we significantly increased our spending during this year in an effort to further increase our number of clients and revenues and develop marketing strategies for international markets.  These efforts may not result in consistently higher revenues. Historically we have operated at a loss. Management has an immediate need for cash and must continue to increase cash flows from operations significantly. We must continue to pursue our niche market more aggressively while at the same time pursuing other small business marketing opportunities. In light of our deteriorating financial condition, Management has determined that it is critical that we:

•

Increase cash flows by increasing our client base - we began this effort in the quarter ended March 31, 2008, increased it significantly in the current quarter and will continue this throughout the next 12 months

•

Analyze the effectiveness of the various marketing services performed for KAATN, and utilize results, if positive, to (1) attract additional network marketing clients; and (2) adjust services offered this niche market based on the results – we have begun this process and will implement our findings during the next three months;

•

Expand our market to include more small businesses as the opportunity allows; we began this in the quarter ended March 31, 2008;

•

Develop marketing services and strategies for network markets expanding into international markets; we began this in September of 2009, continued it aggressively in the last three quarters and will continue to pursue this niche to take advantage of these emerging markets;

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

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE ANDINA GROUP, INC.

(a Development Stage Company)

Audited Financial Statements

JUNE 30, 2010

TABLE OF CONTENTS

Page
Independent Auditor’s Report	17
Balance Sheets –June 30, 2010 and 2009	18
Statements of Operations for the Years Ended June 30, 2010 and 2009
and the Period June 17, 2004 (Date of Inception) to June 30, 2010	19
Statement of Stockholders’ Equity Since June 14, 2004 (Date of Inception) to June 30, 2010	20
Statements of Cash Flows for the Years Ended June 30, 2010 and 2009
and the Period June 17, 2004 (Date of Inception) to June 30, 2010	21
Notes to Financial Statements – June 30, 2010	22

MADSEN & ASSOCIATES, CPA's INC.	684 East Vine St, # 3
Certified Public: Accountants and Business Consultants	Murray, Utah 84107
Telephone 801 268-2632
Fax 801·262-3978

Board of Directors

The Andina Group, Inc.

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of The Andina Group, Inc. (development stage company) at June 30, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2010 and 2009 and the period June 17, 2004 (date of inception) to June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Andina Group Inc. at June 30, 2010 and 2009 and the results of operations, and cash flows for the years ended June 30, 2010 and 2009 and the period June 17, 2004 (date of inception) to June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

Murray, Utah

August 19, 2010                                                  s/Madsen & Associates, CPA’s Inc.

THE ANDINA GROUP, INC.

(A Development Stage Company)

BALANCE SHEETS

	JUN 30, 2010	JUN 30, 2009

ASSETS
CURRENT ASSETS
Cash	$19	$960
Accounts receivable	--	5,000
Total current assets	19	5,960

Total Assets	$19	$5,960

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$9,031	$12,178
Total current liabilities	9,031	12,178
Total liabilities	9,031	12,178

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding	--	--
Common stock, $0.001 par value, 50,000,000 authorized, 6,146,600 shares issued at June 30, 2010 and 2009	6,147	6,147
Additional paid-in capital	106,110	106,110
Accumulated deficit	(121,269)	(118,475)
Total stockholders' equity	(9,012)	(6,218)

Total Liabilities and Stockholders' Equity	$19	$5,960

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2010 and 2009 and the

Period June 17, 2004 (Inception) to June 30, 2010

	JUN 30, 2010	JUN 30, 2009	JUN 17, 2004 (INCEPTION) TO JUN 30, 2010

REVENUES
Service revenue	$116,017	$31,580	$173,977
Service revenue from related parties	9,300	--	42,575
Total revenues	125,317	31,580	216,552

EXPENSES
Sales and administrative	128,111	37,903	337,821

NET INCOME (LOSS)	$(2,794)	$(6,323)	$(121,269)

NET LOSS PER COMMON SHARE
Basic	$(0.00)	$(0.00)
Dilutive	$(0.00)	$(0.00)

AVERAGE OUTSTANDING SHARES Basic	6,146,600	6,146,600

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period June 17, 2004 (Date of Inception) to June 30, 2010

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit
Balance, June 17, 2004 (Date of Inception)	-	$-	$-	$-

Issuance of common stock for services-founders	6,000,000	6,000	(5,000)	-
Net loss for June 30, 2004	-	-	-	(1,000)

Balance, June 30, 2004	6,000,000	6,000	(5,000)	(1,000)

Issuance of common stock for services	10,000	10	990	-
Issuance of common stock for cash	14,000	14	6,986	-
Contributions to capital – cash	-	-	5,392	-
Net loss for June 30, 2005	-	-	-	(9,645)

Balance, June 30, 2005	6,024,000	6,024	8,368	(10,645)

Issuance of common stock for cash	60,000	60	29,940	-
Contributions to capital - cash	-	-	5,255	-
Net loss for June 30, 2006	-	-	-	(38,988)

Balance, June 30, 2006	6,084,000	6,084	43,563	(49,633)

Issuance of common stock for cash	62,600	63	62,537	-
Contributions to capital - cash	-	-	10	-
Net loss for June 30, 2007	-	-	-	(62,616)

Balance, June 30, 2007	6,146,600	6,147	106,110	(112,249)

Net income for June 30, 2008	-	-	-	97

Balance, June 30, 2008	6,146,600	6,147	106,110	(112,152)

Net loss for June 30, 2009	-	-	-	(6,323)

Balance, June 30, 2009	6,146,600	6,147	106,110	(118,475)

Net loss for June 30, 2010	-	-	-	(2,794)

Balance, June 30, 2010	6,146,600	$6,147	$106,110	$(121,269)

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2010 and 2009 and the

Period June 17, 2004 (Inception) to June 30, 2010

	JUN 30, 2010	JUN 30, 2009	JUN 17, 2004 (INCEPTION) TO JUN 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,794)	$(6,323)	$(121,269)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
(Increase) decrease in accounts receivable	5,000	(5,000)	--
Increase (decrease) in accounts payable	(3,147)	6,351	9,031
Net Cash Provided by (Used in) Operating Activities	(941)	(4,972)	(112,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by Investing Activities	--	--	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions to capital	--	--	12,657
Proceeds from sale of common stock	--	--	99,600
Net Cash Provided by Financing Activities	--	--	112,257

NET INCREASE (DECREASE) IN CASH	(941)	(4,972)	19

CASH, BEGINNING OF PERIOD	960	5,932	--
CASH, END OF PERIOD	$19	$960	$19

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance 6,010,000 common shares for services 2004-2005	--	--	2,000

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

On June 30, 2010, the Company had a net operating loss available for carry forward of $121,269. The income tax benefit of approximately $36,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future.  The net operating loss will expire starting in 2024 through 2030.

THE ANDINA GROUP, INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2010

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

June 30, 2010

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer/directors own 81% of the outstanding common capital stock and have made contributions to capital of $12,657.

A portion of the Company’s revenues have been derived from a related party, KAATN of Wyoming, a company controlled by the Company’s sole officer/director, Burke Green. The Company is paid for each service it provides to KAATN at a rate that is usual in the industry and the same as what the Company charges its other clients.

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

6. SUBSEQUENT EVENTS

There have been no material subsequent events, from June 30, 2010 to the date of this report, to report.

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T):

 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the President, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

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

ITEM 9B:

 OTHER INFORMATION

Our Form S-1 Registration Statement was declared effective by the U.S. Securities and Exchange Commission on April 8, 2009.  We filed our Form 8A12G on July 15, 2010.  We were cleared for trading on the OTCBB on August 9, 2010 under the symbol of “AAUI.”

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Officers and Directors

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Position	Director Since
Burke Green	43	President, Director, Secretary, CEO, CFO	July 2006

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

No Involvement in Certain Legal Proceedings

During the past 10 years, to our knowledge, none of our present or former directors, executive officers or persons nominated to become directors or executive officers has been the subject of any of the following:

 (1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed,

suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Family Relationships

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common shares are registered under the Exchange Act and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of copies of such forms furnished to us all such beneficial owners have timely filed his or her reports of ownership.

Code of Ethics

We have adopted a code of ethics for our principal executive and financial officers. Our code of ethics was filed with our Annual Report on 10K for the year ended June 30, 2009.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, due to our lack of operations and the fact that we only have one director and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

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

Summary Compensation (1)
Name	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other ($)	Total ($)
Burke Green	2010	0	0	0	0	0
CEO, CFO President,	2009	0	0	0	0	0
Secretary, Sole Director	2008	0	0	0	0	0

(1)

This table represents annual compensation only for the fiscal years ended June 30, 2010, 2009, and 2008; there was no long-term compensation paid during the last three years.

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

Termination of Employment or Change in Control Arrangements

None.

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Management and 5% Holders

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the most recent practicable date, August 31, 2010, (i) each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group, and is based on 6,146,600 shares issued and outstanding at that date.

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

(2)

Includes 2,000 shares held of record by his wife, Brandi Green, and 300 shares in the names of their 3 minor children of 100 shares each.

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

ITEM 13:CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Burke Green, our sole director, President, Secretary and Principal Executive and Financial Officer and a promoter:

▪

served as a founder of Andina and purchased 6,000,000 shares of our stock for $2,000 at inception which equaled approximately 98% of our then outstanding stock

▪

does not get compensated for services performed on behalf of clients

▪

donates a limited space in his home for use in completing various administrative tasks associated with this business

▪

gifted 6,000 of his shares: 4,000 to 3 individuals in November of 2006; the three individuals are non-related parties; and 2,000 shares to his wife Brandi Green in January of 2007

▪

sold 994,000 shares of his shares on November 1, 2007 for $9,994, in a private transaction, to 5 individuals reducing his position to approximately 81%; two of the five individuals are relatives of Mr. Green

▪

is a principal in KAATN of Wyoming, a networking marketing firm which was our principle source of revenue and our sole client up through December 31, 2007;  KAATN provided no revenues to us during FYE2009;  KAATN was paid $5,000 for consulting services and provided $9,300 in revenues during FYE2010

Rebecca Foulger,  former President, a founder and a promoter of Andina through July 2006:

▪

made contributions to capital of approximately $10,657 for which there has been no repayment.

Resolving Conflicts of Interest

Our directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors. Any transaction involving a conflict of interest will be conducted on terms not less favorable than that which could be obtained from an unrelated third party. Our entire Board of Directors consists of Mr. Burke Green who is also a principal of our sole client through December 31, 2007, KAATN of Wyoming. KAATN and Andina are therefore considered under common control. Although we provided only a limited amount of services in 2010 and none in 2009, if we do so in the future, there is a potential for conflicts of interest.  We had no service contract with KAATN and we would likely not have a contract if we provide additional services at a later date.  If we do provide additional services in the future we will charge KAATN, as in the past, for each service provided in accordance with fees that we believe are similar to what is normal and customary in the industry for the service provided.

Director Independence

We do not have any independent directors serving on our board of directors.

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30, 2010 and 2009:

Fee Category	2010	2009
Audit Fees	$4,125	$3,150
Audit-related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$4,125	$3,150

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant.  Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

ITEM 15:

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See the audited financial statements for the year ended June 30,

2010 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)

Exhibits: Identification of management contract or compensatory plan or arrangement filed with

(b) below:  NONE.

(b)

Exhibits filed with this report

Exhibit No.     Description

3.1

Amended Restated Articles, filed on January 28, 2008 with the State of Nevada (1)

3.2

By-laws (1)

14

Code of Ethics(2)

31.1

Certification (Filed herewith)

32.1

                   Certification (Filed herewith)

(1)

Incorporated by reference to exhibits 3.1 and 3.2 filed with FORM SB-2 on January 31, 2008.

(2)

Incorporated by reference to exhibit 14 filed with our FORM 10K for June 30, 2009 on January 6, 2010

(c)

Financial Statement Schedules and other financial statements:  NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date September 1, 2010

THE ANDINA GROUP, INC.

/s/ Burke Green

Burke Green

President, Director

Principal Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 1, 2010

/s/ Burke Green

Burke Green

President, Director

Principal Executive, Financial and Accounting Officer