Form 10-Q
period 2010-09-30
Andina Group Inc.
filed 2010-10-15
CIK 1419260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

As of October 15, 2010, the registrant had 6,146,600 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 4.  Controls and Procedures

12

PART II – OTHER INFORMATION

13

Item 1.  Legal Proceedings.

13

Item 1A.  Risk Factors

13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

13

Item 3.  Defaults Upon Senior Securities

13

Item 4  [Removed and Reserved]

13

Item 5.  Other Information.

13

Item 6.  Exhibits.

13

SIGNATURES

14

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED FINANCIAL STATEMENTS

September 30, 2010

Balance Sheets

4

Statements of Operations for the Three Months ended September 30, 2010 and 2009 and for the period June 17, 2004 (Inception) to September 30, 2010

5

Statements of Cash Flows for the Three Months Ended September 30, 2010 and 2009

and for the period June 17, 2004 (Inception) to September 30, 2010

6

Notes to Financial Statements

7

THE ANDINA GROUP, INC. (A Development Stage Company) BALANCE SHEETS

	SEP 30, 2010	JUN 30, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$0	$19
Total Current Assets	0	19
Total Assets	$0	$19

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$9,654	$9,031
Total Current Liabilities	9,654	9,031
Total Liabilities	9,654	9,031

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par, 10,000,000 authorized, -0- shares issued and outstanding	0	0
Common Stock, $0.001 par, 50,000,000 shares authorized, 6,146,600 shares issued and outstanding at September 30, 2010 and June 30, 2010	6,147	6,147
Additional paid-in capital	106,110	106,110
Accumulated deficit	(121,911)	(121,269)
Total Stockholders' Deficit	(9,654)	(9,012)

Total Liabilities and Stockholders' Deficit	$0	$19

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2010

and 2009 and the Period June 17, 2004 (Inception)

to September 30, 2010

(Unaudited)

	Three Months Ended Sep 30, 2010	Three Months Ended Sep 30, 2009	JUN 17, 2004 (Inception) to Sep 30, 2010

REVENUES
Service Revenue	$12,700	$15,050	$186,677
Service Revenue from Related Parties	0	0	42,575
Total Revenues	12,700	15,050	229,252

EXPENSES
Sales and Administrative	13,917	8,595	351,163

NET INCOME (LOSS)	$(1,217)	$6,455	$(121,911)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00
WEIGHTED AVERAGE OUTSTANDING SHARES
Basic	6,146,600	6,146,600
Diluted	6,146,600	6,146,600

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For three months ended September 30, 2010 and 2009 and the

Period June 17, 2004 (Inception) to September 30, 2010

(Unaudited)

	Three Months Ended SEP 30, 2010	Three Months Ended SEP 30, 2009	JUN 17, 2004 (inception) to SEP 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,217)	$6,455	$(121,911)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Increase (decrease) in accounts payable	1,198	3,325	9,654
Expenses paid by shareholders			10,657
Common stock issued for services			2,000
Net Cash Provided by (Used in) Operating Activities	(19)	9,780	(99,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by Investing Activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	0	0	99,600
Net Cash Provided by Financing Activities	0	0	99,600

NET INCREASE (DECREASE) IN CASH

CASH, BEGINNING OF PERIOD	19	960	0
CASH, END OF PERIOD	$0	$10,740	$0

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance 6,010,000 common shares for services 2004-2005	--	--	2,000
Expenses paid by Shareholders	--	--	10,657

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

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

On September 30, 2010, the Company had a net operating loss available for carry forward of $121,911.  The income tax benefit of approximately $42,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future.  The net operating loss will expire starting in 2024 through 2030.

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

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer/directors own 81% of the outstanding common capital stock and have paid expenses of the Company of $12,657.

A portion of the Company’s revenues have been derived from a related party, KAATN of Wyoming, a company controlled by the Company’s sole officer/director, Burke Green. The Company is paid for each service it provides to KAATN at a rate that is usual in the industry and the same as what the Company charges its other clients

5.  GOING CONCERN

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

6.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 15, 2010, which is the date the financial statements were issued.

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

Results of Operations

The following discussions are based on the unaudited financial statements for the three months ended September 30, 2010 (“SEP2010”) and September 30, 2009 (“SEP2009”). The discussions are summary and should be read in conjunction with the financial statements and notes included in this report.

Comparison of September 30, 2010 and 2009 Operations

	SEP2010	SEP2009

Revenues	$ 12,700	$ 15,050
Sales and Administrative Expenses	13,917	8,595
Net Income (Loss)	(1,217)	6,455
Net Income (Loss) per Share	(0.00)	0.00

Revenues

Revenues are generated by marketing services provided to our clients and are recognized as earned at the time the services are provided.   Services are provided, and fees negotiated on an individualized per job basis usually at prices normal and usual in the industry. We do not have service contracts with clients but perform services in accordance with the clients’ needs and budget. We achieve revenues from both network marketers and other small businesses.

We had $12,700 in revenues during our quarter ended SEP2010 and $15,050 in revenues during our quarter ended SEP2009. During our first fiscal quarter this year revenues were derived from one non-related party. During SEP2009 all revenues were from five non-related party clients.

Expenses/Loss from Operations

Our general and administrative expenses of $13,917 during our first quarter this year are significantly higher than the $8,595 we spent in our first quarter of last year.  Decreased revenues and increased expenses during SEP2010 resulted in a loss from operations of $1,217; we recorded net income from operations of $6,455 during the same period last year.  During SEP2010 we spent $5,000 on accounting and an additional $8,129 on other professional fees which included over $7,000 in expenses associated with our application for DTC eligibility. We spent nothing on marketing this first quarter which, during the past year has been a relatively large component of our expenditures. Last year accounting cost us $3,325 and other professional fees were approximately $1,500.  We also spent nearly $2,000 on advertising and travel cost us a little over $1,000.  Overall revenues were down this year and expenses were higher due to our DTC application.

 Balance Sheet Information

The chart below presents a summary of our balance sheet at September 30, 2010 and June 30, 2010:

	SEP 30, 2010	JUN 30, 2010

Cash	$0	$19
Total Current Assets	0	19
Total Assets	0	19
Total Current Liabilities	9,654	9,031
Accumulated Deficit	(121,911)	(121,269)
Total Stockholders Equity (Deficit)	(9,654)	(9,012)

We had only $19 cash as of our fiscal year ended June 30, 2010. Our cash decreased to $0 at September 30, 2010.  Liabilities of $9,031 at our June 30, 2010 fiscal year end increased to $9,654 during our first quarter and consist of accounts payable due to professional services for legal and accounting.

Commitment and Contingencies

We have no leases in place.

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

Cash Flows and Capital Resources

Overall, our revenues have not reached a level to support our operations nor provide for additional business development and expansion.  Operations used $941 in cash during our year ended June 30, 2010 and an additional $19 during our first quarter ended September 30, 2010. Our primary sources of capital during our last three years are as follows:

▪

During our first quarter ended September 30, 2010 revenues and available cash funded our operations.

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

Our Plan of Operation for the Next Year

We had losses from operations during our first quarter of this fiscal year and have incurred losses since inception.  We have an accumulated deficit at September 30, 2010 of $121,911 and we have no cash.  Although we have increased our overall number of clients, we continue to rely on a small number of clients, and, in this first quarter we had only one client. In addition, although our revenues have increased, they are inconsistent and we do not have sufficient cash to fund our operations and pursue business development and expansion.

We have an immediate need for cash to fund operations. During the next twelve months we must find ways to reduce our operating expenses and while continuing to increase cash flows.  Outside accounting services are responsible for reviewing and analyzing the completeness of the accounting information provided by our CFO and then compiling it into a financial statement prior to submission to our independent public accountant for review. We anticipate professional fees will continue to cost us approximately $5,000 - $7,000 per quarter. In addition, these increased fees have not been relieved now that we are public because we continue to require assistance to comply with our reporting obligations under the 1934 Act. These fees will likely increase substantially as new rules are implemented especially XBRL filing requirements.

Management has not pursued its business plan aggressively to date.  And, even though revenues increased due to Management’s recent efforts to secure new clients, we also significantly increased our spending during the past year in an effort to further increase our number of clients and revenues and develop marketing strategies for international markets.  These efforts may not result in more consistent higher revenues, and, in fact, revenues were down this recent quarter. Historically we have operated at a loss. Management has an immediate need for cash and must increase cash flows from operations significantly. We must continue to pursue our niche market more aggressively while at the same time pursuing other small business marketing opportunities. In light of our deteriorating financial condition, Management has determined that it is critical that we:

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

•

Develop marketing services and strategies for network markets expanding into international markets; we began this in September of 2009, continued it aggressively over the next three quarters and will continue to pursue this niche to take advantage of these emerging markets;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Burke Green, (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, September 30, 2010, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Dated October 15, 2010

By         /s/ Burke Green

Burke Green

President, Chief Executive and Financial Officer

Director

15