Form 10-Q
period 2010-12-31
Andina Group Inc.
filed 2011-01-27
CIK 1419260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2010

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

As of January 25, 2011, the registrant had 6,146,600 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 4.  Controls and Procedures

13

PART II – OTHER INFORMATION

13

Item 1.  Legal Proceedings.

13

Item 1A.  Risk Factors

13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

13

Item 3.  Defaults Upon Senior Securities

13

Item 4  [Removed and Reserved]

13

Item 5.  Other Information.

13

Item 6.  Exhibits.

13

SIGNATURES

14

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED FINANCIAL STATEMENTS

December 31, 2010

Balance Sheets

4

Statements of Operations for the Three and Six Months ended December 31, 2010 and 2009 and for the period June 17, 2004 (Inception) to December 31, 2010

5

Statements of Cash Flows for the Six Months Ended December 31, 2010 and 2009

and for the period June 17, 2004 (Inception) to December 31, 2010

6

Notes to Financial Statements

7

THE ANDINA GROUP, INC.

(A Development Stage Company)

BALANCE SHEETS

	DEC 31, 2010	JUN 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$50	$19
Total Current Assets	50	19
TOTAL ASSETS	$50	$19

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$11,000	$9,031
Total Current Liabilities	11,000	9,031
Total Liabilities	11,000	9,031

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par, 10,000,000 authorized, -0- shares issued and outstanding	0	0
Common Stock, $0.001 par, 50,000,000 shares authorized, 6,146,600 shares issued and outstanding at December 31, 2010 and June 30, 2010	6,147	6,147
Additional paid-in capital	106,110	106,110
Deficit Accumulated during the Development Stage	(123,207)	(121,269)
Total Stockholders' Deficit	(10,950)	(9,012)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50	$19

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended December 31, 2010 and 2009

and the Period June 17, 2004 (Inception) to December 31, 2010

(Unaudited)

	THREE MONTHS ENDED DEC 31, 2010	THREE MONTHS ENDED DEC 31, 2009	SIX MONTHS ENDED DEC 31, 2010	SIX MONTHS ENDED DEC 31, 2009	INCEPTION ON JUN 17, 2004 TO DEC 31, 2010
REVENUES
Service revenue	$7,150	$55,967	$19,850	$71,017	$193,827
Service revenue from related parties	0	6,300	0	6,300	42,575
Total Revenues	7,150	62,267	19,850	77,317	236,402

EXPENSES
Sales and administrative	8,445	74,329	21,788	82,923	359,609

NET INCOME (LOSS)	$(1,295)	$(12,062)	$(1,938)	$(5,606)	$(123,207)

EARNINGS PER SHARE
Earnings per share-basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Earnings per share-diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE OUTSTANDING SHARES
Weighted average shares outstanding - basic	6,146,600	6,146,600	6,146,600	6,146,600
Weighted average shares outstanding -diluted	6,146,600	6,146,600	6,146,600	6,146,600

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2010 and 2009

and the Period June 17, 2004 (Inception) to December 31, 2010

(Unaudited)

	SIX MONTHS ENDED DEC 31, 2010	SIX MONTHS ENDED DEC 31, 2009	FROM INCEPTION ON JUN 17, 2004 TO DEC 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,938)	$(5,606)	$(123,207)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Increase (decrease) in accounts payable	1,969	4,646	11,000
Expenses paid by shareholders	0	0	10,657
Common stock issued for services	0	0	2,000
Net Cash Provided by (Used in) Operating Activities	31	(960)	(99,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by Investing Activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	0	0	99,600
Net Cash Provided by Financing Activities	0	0	99,600

NET INCREASE (DECREASE) IN CASH	31	(960)	50

CASH, BEGINNING OF PERIOD	19	960	0
CASH, END OF PERIOD	$50	$0	$50

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance 6,010,000 common shares for services 2004-2005	0	0	2,000
Expenses paid by Shareholders	0	0	10,657

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

(UNAUDITED)

1.

ORGANIZATION AND BASIS OF PRESENTATION

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

The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature.

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

On December 31, 2010, the Company had a net operating loss available for carry forward of $123,207. The income tax benefit of approximately $42,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future.  The net operating loss will expire starting in 2024 through 2030.

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

Results of Operations

The following discussions are based on the unaudited financial statements for the three and six months ended December 31, 2010 (“DEC2010”) and December 31, 2009 (“DEC2009”). The discussions are summary and should be read in conjunction with the financial statements and notes included in this report.

Comparison of December 31, 2010 and 2009 Operations

	Three months ended Dec 31		Six Months Ended Dec 31
	2010	2009	2010	2009
Revenues	$ 7,150	$ 62,267	$ 19,850	$ 77,317
Sales and Administrative Expenses	8,445	74,329	21,788	82,923
Net Income (Loss)	(1,295)	(12,062)	(1,938)	(5,606)
Net Income (Loss) per Share	(0.00)	(0.00)	(0.00)	(0.00)

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

Revenues three-months ended DEC2010 and DEC2009: We had revenues of $7,150 during our second quarter of our current fiscal year, significantly less than the $62,267 in revenues we generated in our second quarter last year. Revenues in the three months ended DEC 2010 were received from two non-related clients. During our second quarter last year, revenues were derived from 6 clients: 5 non-related party clients and 1 related party client. The related party client, KAATN of Wyoming, provided approximately 10% of the revenue stream during the period

Revenues six-months ended DEC2010 and DEC2009: Revenues in the our six months ended DEC2010 were $19,850, significantly less than the revenues received during our six months ended DEC2009 which were $77,317. The largest portion of the six month ended DEC2009 revenues were achieved during the second quarter.  This year’s revenues during the 6 month period were derived from two non-related party clients; during the first 6 months of our last fiscal year, revenues were derived from 10 clients one of which was a related party. The related party client, KAATN of Wyoming, is a network marketing company controlled by our sole officer/director, Burke Green. KAATN markets a health juice product called MonaVie. Our revenues from KAATN, which accounted for 8% of our revenues during the six month period ended DEC2009, and our other clients, are based on individual services performed.

Expenses/Loss from Operations

Three months ended DEC2010 and DEC2009: Our sales and administrative expenses during our three months ended DEC 2010 were $8,445 compared to sales and administrative expenses of $74,329 during the three months ended DEC2009.  This resulted in a $1,295 loss from operations in the second fiscal quarter of this year compared to a $12,062 loss from operations in the three months ended DEC2009. Expenses during the three month period this year included marketing costs of $500 compared to marketing costs of $32,442 in that same period in DEC2009.  Legal and accounting and other fees cost us approximately $1,300 this year in the second quarter compared to $1,200 during the second quarter last year. We also spent much less on consulting fees this year, $5,900, compared to $21,209 last year. We did not incur any telemarketing expenses during the second quarter ended DEC2010 compared to that same quarter last year when we spent $9,000 on telemarketing. In addition advertising cost us $2,800 in the second quarter ended DEC2009 with no comparative expense the second quarter of this year. We incurred travel expenses of $4,513 last year during the second quarter; during our second quarter this year we spent only $75 in this category.  Overall we spent significantly less during the second quarter this year than last especially in marketing and consulting when management took advantage of increased revenues last year to make a more concerted effort to penetrate our market niche

Six months ended DEC2010 and DEC2009: During our six-months ended DEC2010 our sales and administrative expenses were $21,788 compared to the six months ended DEC2009 when sales and administrative expenses were $82,923. This resulted in a $1,938 loss from operations in the six months ended DEC2010 compared to $5,606 a loss from operations in the six months ended DEC2010; revenues in both years’ six-month periods were not sufficient to offset spending. We had $4,800 in advertising expenses in the six months ended DEC2009 with no advertising costs in that period ended DEC2010. Advertising costs consist mainly of direct costs paid out for signs, print or radio advertising, brochures and material distributed to the public. We spent significantly less on marketing during the six-month period ended DEC2010 at only $500, compared to $32,585 in the six months ended DEC2009, with nearly all of that occurring in the second three month period. We also incurred no telemarketing costs during this year’s DEC2010 six month period ended; during the six months ended DEC2009, we spent $9,600 on telemarketing. Legal, accounting and other associated fees were approximately $6,600 during the first half of 2010 compared to $4,639 during the six months DEC2009. We expect our legal and accounting fees to remain the same or higher in the next year as we continue to comply with various SEC rules and reporting requirements and begin initiating procedures to comply with the upcoming XBRL compliance.  During the six months ended DEC2010, we had consulting fees of $5,900; consulting cost us $22,000 in the same period least year. These fees reflect professional development expenses and consulting fees associated with efforts to increase our business in both six-month periods. During the six months ended DEC2010 we had professional expenses of $8,394 with only $479 in that category last year.  Professional fees this year were associated with our DTC applications.  However, we had only $75 in travel expenses this year compared to $5,592 spent in the six month period ended DEC2009. Nearly all of the higher spending that occurred in the six month ended DEC2009 period occurred in the second quarter when increased revenues allowed management to market our services more aggressively. In addition, we spent nothing on marketing in the first six months of this fiscal year; during the first six months of last year marketing was a relatively large component of our expenditures. Overall revenues were down this year as were expenses although our DTC application did impact our spending.

Balance Sheet Information

The chart below presents a summary of our balance sheet at December 31, 2010 and June 30, 2010:

	DEC 31, 2010	JUN 30, 2010
Cash	$50	$19
Total Current Assets	50	19
Total Assets	50	19
Total Current Liabilities	11,000	9,031
Deficit accumulated during the Development Stage	(123,207)	(121,269)
Total Stockholders Equity (Deficit)	(10,950)	(9,012)

We had only $19 cash as of our fiscal year ended June 30, 2010. Our cash increased to $50 at December 31, 2010.  Liabilities of $9,031 at our June 30, 2010 fiscal year end increased to $11,000 during our second fiscal quarter and consist of accounts payable due to professional services for legal and accounting.

Commitment and Contingencies

We have no leases in place.

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

Cash Flows and Capital Resources

Overall, our revenues have not reached a level to support our operations nor provide for additional business development and expansion.  Operations used $960 in cash during the six months ended December 31, 2009 and provided only $31 during our six months ended December 31, 2010. Our primary sources of capital during our last two years are as follows:

▪

During our six months ended December 31, 2010, revenues and available cash funded our operations.

▪

During our fiscal year ended June 30, 2010, we had no financing or investing activities; increased revenues along with available cash were sufficient to fund operations;

▪

During our fiscal year ended June 30, 2009, we had no financing or investing activities and our expenses exceeded our revenues. Revenues of $31,580 however, along with available cash provided sufficient cash to operate the business during the year.

Our Plan of Operation for the Next Year

We had losses from operations during our first quarter of this fiscal year and have incurred losses since inception.  We have an accumulated deficit at December 31, 2010 of $123,207 and we have only $50 in cash.  Although we have increased our overall number of clients, we continue to rely on a small number of clients, and, in this first six months of our fiscal year we had only two clients. In addition, although our revenues have increased, they are inconsistent and we do not have sufficient cash to fund our operations and pursue business development and expansion.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, December 31, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Burke Green, (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, December 31, 2010, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Dated January 26, 2011

By         /s/ Burke Green

Burke Green

President, Chief Executive and Financial Officer

Director

14