Form 10-Q
period 2011-03-31
Andina Group Inc.
filed 2011-05-16
CIK 1419260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2011

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

THE ANDINA GROUP, INC.

(Name of Small Business Issuer in its Charter)

Nevada	000-54032	20-1445018
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

179 South 1950 East, Layton UT 84040

 (Address number principal executive offices)

(801) 558-2110

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

As of May 1, 2011, the registrant had 6,146,600 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

12

Item 4.  Controls and Procedures

12

PART II – OTHER INFORMATION

13

Item 1.  Legal Proceedings.

13

Item 1A.  Risk Factors

13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

13

Item 3.  Defaults Upon Senior Securities

13

Item 4  [Removed and Reserved]

13

Item 5.  Other Information.

13

Item 6.  Exhibits.

14

SIGNATURES

15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED FINANCIAL STATEMENTS

March 31, 2011

Balance Sheets

4

Statements of Operations for the Three and Nine Months ended March 31, 2011 and 2010 and for the period June 17, 2004 (Inception) to March 31, 2011

5

Statements of Cash Flows for the Nine Months Ended March 31, 2011 and 2010

and for the period June 17, 2004 (Inception) to March 31, 2011

6

Notes to Financial Statements

7

THE ANDINA GROUP, INC.

(A Development Stage Company)

BALANCE SHEETS

	MAR 31, 2011	JUN 30, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$4,096	$19
Accounts receivable	-	-
Total Current Assets	4,096	19
Total Assets	$4,096	$19

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$5,422	$9,031
Total Current Liabilities	5,422	9,031
Total Liabilities	5,422	9,031

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par, 50,000,000 authorized, 6,146,600 shares issued and outstanding	6,147	6,147
Additional paid-in capital	106,110	106,110
Deficit accumulated during the development stage	(113,583)	(121,269)
Total Stockholders' Deficit	(1,326)	(9,012)

Total Liabilities and Stockholders' Deficit	$4,096	$19

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended March 31, 2011 and 2010 and the

Period June 17, 2004 (Inception) to March 31, 2011

(Unaudited)

	Three months ended MAR 31, 2011	Three months ended MAR 31, 2010	Nine months ended MAR 31, 2011	Nine months ended MAR 31, 2010	JUN 17, 2004 (date of inception) to MAR 31, 2011
STATEMENTS OF OPERATIONS
REVENUES
Service Revenue	$61,200	$45,000	$81,050	$116,017	$255,027
Service Revenue from Related Parties	0	3,000	0	9,300	42,575
Total Revenues	61,200	48,000	81,050	125,317	297,602

EXPENSES
Sales and Administrative	51,576	32,172	73,364	116,385	411,185

NET INCOME/(LOSS)	$9,624	$15,828	$7,686	$8,932	$(113,583)

EARNINGS PER SHARE
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic	6,146,600	6,146,600	6,146,600	6,146,600
Diluted	6,146,600	6,146,600	6,146,600	6,146,600

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the nine months ended March 31, 2011 and 2010 and the

Period June 17, 2004 (Inception) to March 31, 2011

(Unaudited)

	Nine months ended MAR 31, 2011	Nine months ended MAR 31, 2010	JUN 17, 2004 (date of inception) to MAR 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$7,686	$8,932	$(113,583)
Adjustments to reconcile net income/ (loss) to net cash provided (used) by operating activities
Common stock issued for services	0	0	2,000
Expenses paid by shareholders	0	0	10,657
Increase (decrease) in accounts payable	(3,609)	(1,638)	5,422
Net Cash Provided by (Used in) Operating Activities	4,077	7,294	(95,504)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by Investing Activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	0	0	99,600
Net Cash Provided by Financing Activities	0	0	99,600

NET INCREASE (DECREASE) IN CASH	4,077	7,294	4,096

CASH, BEGINNING OF PERIOD	19	960	0
CASH, END OF PERIOD	$4,096	$8,254	$4,096
NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance 6,010,000 common shares for services 2004-2005	0	0	2,000
Expenses paid by Shareholders	0	0	10,657

The accompanying notes are an integral part of these financial statements

THE ANDINA GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

On March 31, 2011 the Company had a net operating loss available for carry forward of $113,583. The income tax benefit of approximately $39,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project a reliable estimated net income for the future.  The net operating loss will expire starting in 2024 through 2031.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Until March 24, 2011, the Company’s then sole officer and director owned 81% of the outstanding common capital stock, having made contributions to capital of $12,657.

A portion of the Company’s revenues have been derived from a related party, KAATN of Wyoming, a company controlled by Burke Green, a director and former sole officer of the Company. The Company is paid for each service it provides to KAATN at a rate that is usual in the industry and the same as what the Company charges its other clients

On March 24, 2011, the Company and Burke Green, the Company’s then principal stockholder and sole officer and director, entered into and closed a Securities Purchase Agreement (the “Green Purchase Agreement”) with Foster Jennings, Inc., a Delaware corporation (“FJ”) whereby Burke sold 4,962,500 shares (the “Green Shares”) of Company common stock to FJ for cash consideration of $397,500 (the “Green Cash Consideration”).

5.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

In the absence of Company increasing existing revenues in a significant manner, continuation of the Company as a going concern is dependent upon obtaining additional working capital. A business combination with the entity that acquired control of the Company in March 2011, if effectuated, will likely provide the additional working capital to alleviate these going concern issues.   If necessary, short-term related party loans or additional equity funding, will enable the Company to operate for the coming year.

.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We were founded in 2004. We have had only limited revenues and have operated at a loss.  We provide multi-media marketing services to small business and network marketing groups.

Change in Control

On March 24, 2011 a change in control was effected whereby our then sole officer, director and principal shareholder, Burke Green, sold a majority of his shares constituting 4,962,500 shares, to Foster Jennings, Inc., a Delaware corporation (“FJ”), and certain minority shareholders sold 968,000 shares to third party purchasers resulting in FJ and the third party purchasers beneficially owning approximately 96.5% of our total outstanding shares. The transaction also resulted in:

—

the resignation of Burke Green in all capacities except as a director;

—

the expansion of the board of directors to create a vacancy;

—

the appointment of  Andrew  B. Scherr to fill the vacancy on the Board and to the positions of CFO and Secretary;

—

the appointment of Scott W. Hartman to the positions of President and  CEO; and

—

our agreement to sell and transfer to Burke Green (or an entity owned and controlled by him), all of our business assets and liabilities as they exist prior to the time of a closing of a business combination involving FJ and the Company.

Our Plan of Operation for the Next Year

On March 24, 2011, the Company and Burke Green, the Company’s then principal stockholder and sole officer and director, entered into and closed a Securities Purchase Agreement (the “Green Purchase Agreement”) with Foster Jennings, Inc., a Delaware corporation (“FJ”), whereby Burke sold 4,962,500 shares (the Green Shares”) of Company’s common stock to FJ for cash consideration of $397,500 (the “Green Cash Consideration”). Simultaneous with the Green Agreement, certain individuals and entities unaffiliated with FJ (the “Third Party Purchasers”) entered into Stock Purchase Agreements with a number of the Company’s minority shareholders whereby such minority shareholders sold an aggregate of 968,000 shares of the Company’s Common Stock (the “Minority Stockholder Shares”) to the Third Party Purchasers for cash consideration of $2,500 (the “Minority Stockholder Shares Cash Consideration” and collectively with the Green Shares Cash Consideration, the “Cash Consideration”).

 As of closing of the purchase of the Green Shares and Minority Stockholder Shares (collectively, the "Transaction”), FJ and the Third Party Purchasers now beneficially own an aggregate of approximately 96.5% of the total outstanding shares of the Company's capital stock and total voting power of the Company's outstanding voting securities.  FJ and the Third Party Purchasers have no arrangements or understandings among them and do not constitute a "group" for purposes of Section 13(d) under the Securities Exchange Act of 1934, as amended.

Pursuant to the Green Purchase Agreement and as part of the Transaction, the Company executed an agreement with Green pursuant to which (i) the Company agreed to sell and transfer to Green (or an entity owned and controlled by Green), all of the business assets and liabilities of the Company as they may exist prior to the time of a closing of a business combination involving FJ and the Company (the “Andina Existing Business”), (ii) Green agreed to assume and perform and otherwise pay satisfy and discharge all existing and future liabilities and obligations of the Andina Existing Business and (iii) Green agreed to indemnify and hold harmless the Company, FJ and its control persons, among others, against liabilities arising out of the Andina Existing business, if any, prior to the closing.

Pending any business combination involving FJ, the Company expects to continue its existing business of providing multi-media marketing services to small business and network marketing groups.

FJ is a US based financial services company that is currently engaged in the reinsurance, and commercial finance businesses.  FJ is looking for acquisition opportunities relating to profitable businesses in the lines of financial services, commercial finance, domestic insurance, retail insurance and capital markets –Andrew and Scott to review and revise.

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

Results of Operations

The following discussions are based on the unaudited financial statements for the three and nine months ended March 31, 2011 (“MAR2011”) and March 31, 2010 (“MAR2010”). The discussions are summary and should be read in conjunction with the financial statements and notes included in this report.

Comparison of March 31, 2011 and 2010 Operations

	Three months ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
Revenues	$61,200	$48,000	$81,050	$125,317
Sales and Administrative Expenses	51,577	32,172	73,365	116,385
Net Income (Loss)	9,624	15,828	7,686	8,932
Net Income (Loss) per Share	(0.00)	(0.00)	(0.00)	(0.00)

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

Revenues three-months ended MAR2011 and MAR2010: We had revenues of $61,200 during our third quarter of our current fiscal year, an increase over the $48,000 in revenues we generated in our third quarter last year. This year our revenues were derived from 3 non-related party clients. During our third fiscal quarter of MAR2010 our revenues were derived from 5 clients: 4 non-related clients and 1 related party client. The related party client, KAATN of Wyoming, provided approximately 6% of the revenue stream during the period.

Revenues nine-months ended MAR2011 and MAR2010: Revenues in our nine months ended MAR2011 were $81,050, a decrease over the revenues received during our nine months ended MAR2010 which were $125,317. The largest portion of the nine month ended MAR2011 revenues were achieved during the third quarter. During the nine period ended MAR2011 all revenues were derived from 4 non-related party clients. Revenues during our nine months ended MAR2010 were derived from 11 clients, one of which was a related party. The related party client, KAATN of Wyoming, is a network marketing company controlled by a director of Andina, Burke Green. KAATN markets a health juice product called MonaVie. Our revenue stream from KAATN, however, is not tied to the MonaVie compensation structure which is based on multi-level product sales. Our revenues from KAATN, which accounted for approximately 7% of our revenues during the nine month period ended MAR2010, and our other clients, are based on individual services performed.

Expenses/Loss from Operations

Three months ended MAR2011and MAR2010: Spending during our third quarter of this fiscal year reflects Management’s efforts to increase revenues with a specific concentration on network marketers expanding into international markets, especially Korea, Taiwan, Malaysia and Thailand. Our sales, general and administrative expenses were $51,576 during the three months ended MAR2011, up nearly $20,000 from the $32,172 we spent during our third fiscal quarter ended MAR2010. This resulted in income from operations of $9,624 this year compared to $15,828 in income from operations during that same three-month period last year.  Expenses during our third quarter include marketing costs of $10,000 compared to $14,430 last year during that same period. Marketing expenses consist of all marketing related expenditures except direct costs paid out for signs, print or radio advertising, brochures and material distributed to the public which are categorized as advertising. Legal, accounting, consulting and professional fees cost us approximately $14,866 this year during the third quarter more than twice as much as the $6,505 we spent during the three months ended MAR2010; the increase this year is a result of increased consulting expenses of $13,330 during our third fiscal quarter compared to $5,000 during our third fiscal quarter last year. We incurred no travel expenses in our third quarter ended MAR2011 compared to travel expenses of $2,109 during the third quarter ended MAR2010. The most significant spending difference in our third quarter ended MAR2011 is $26,270 in research and development costs with $8,500 in that category in the prior year’s third quarter. Overall we spent significantly more during the third quarter this year on consulting, research and development with management taking advantage of increased revenues to make a more concerted effort to expand into the Asian market.

Nine months ended MAR2011and MAR2010: During our nine-months ended MAR2011 our sales, general and administrative expenses were approximately $73,000, significantly less than the $116,385 we spent in the comparable nine-month period of last year.  Despite decreased spending, revenues this year were also less and resulted in net income of $7,686 in the current nine month period compared to $8,932 in the nine-month period ended MAR2010. We had no advertising expenses this year and only $75 in travel expenses; during the nine months ended MAR2010 we spent $4,800 and $7,700 in those categories, respectively. Advertising costs consist mainly of direct costs paid out for signs, print or radio advertising, brochures and material distributed to the public. Marketing costs also decreased significantly to $10,500 during the nine-month period ended MAR2011 compared to the $47,014 spent in the nine months ended MAR2010. Marketing expenses consist of all marketing related expenditures except direct costs paid out for signs, print or radio advertising, brochures and material distributed to the public. Last year we focused more on marketing in general than we did this year when our main concern was expanding and developing our Asian markets.  Professional fees are a large component of our operating expenses and include legal, accounting, consulting, administration fees and telemarketing.  During our nine-months ended MAR2011 we spent $35,235 in this category whereas during the nine months ended MAR2010 we spent $44,131. A significant difference between the two nine month periods is research and development costs for the current nine months ended were $26,670, and occurred during the third fiscal period, compared to $8,500 during the nine-months ended MAR2010 Nearly all of the increases in spending occurred in the second and third quarters when increased revenues allowed management to focus on our developing Asian markets.

Balance Sheet Information

The chart below presents a summary of our balance sheet at March 31 2011 and June 30, 2010:

	MAR 31, 2011	JUN 30, 2010
Cash	$4,096	$19
Total Current Assets	4,096	19
Total Assets	4,096	19
Total Current Liabilities	5,422	9,031
Deficit accumulated during the Development Stage	(113,583)	(121,269)
Total Stockholders (Deficit)	(1,326)	(9,012)

We had only $19 cash as of our fiscal year ended June 30, 2010. Our cash increased to $4,096 at March 31, 2011.  Liabilities of $9,031 at our June 30, 2010 fiscal year end decreased to $5,422 during our third fiscal quarter and consist of accounts payable due to professional services for legal and accounting.

Commitment and Contingencies

We have no leases in place.

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources/ Plan of Operation for the Next Twelve Months

Cash Flows and Capital Resources

Overall, our revenues have not reached a level to support our operations nor provide for additional business development and expansion.  Operations provided $4,077 in cash during the nine months ended March 31, 2011 and provided $7,294 during our nine months ended March 31, 2010. Our primary sources of capital during our last two years are as follows:

▪

During our nine months ended March 31, 2011, revenues and available cash funded our operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2011, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

Our Certifying Officers further concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow time for decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

Because we are a smaller reporting company, we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, no unregistered securities were sold.

Item 3.  Defaults Upon Senior Securities

None.

Item 4  [Removed and Reserved]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.     Description

31.1

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ANDINA GROUP, INC.

(registrant)

By: /s/ Scott W. Hartman

      Scott W. Hartman

      Chief Executive Officer

Dated:  May 13, 2011

By:/s/ Andrew B. Scherr

     Andrew B. Scherr

     Chief Financial Officer

Dated:  May 13, 2011

15